Form 10-Q
period 2025-12-31
Ares Sports, Media & Entertainment Opportunities LP
filed 2026-02-17
CIK 2046946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 000-56791

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
(Exact name of Registrant as specified in its charter)

Delaware	33-2101199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1800 Avenue of the Stars, Suite 1400, Los Angeles, CA 90067
(Address of principal executive office)   (Zip Code)
(310) 201-4100
(Registrant’s telephone number, including area code)
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 30, 2026, the registrant had the following limited partnership units outstanding: 7,392,012 Class A-I Units, 14,161,481 Class A-S Units, 963,094 Class A-D Units, no Class A-N Units, 948,914 Class I Units, 105,024 Class S Units, 21,134 Class D Units, no Class N Units and 1,103,950 Class E Units.

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statement of Assets and Liabilities as of December 31, 2025 (unaudited) and September 30, 2025	3
	Condensed Consolidated Schedule of Investments as of December 31, 2025 (unaudited) and September 30, 2025	5
	Consolidated Statement of Operations for the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024 (unaudited)	11
	Consolidated Statement of Changes in Net Assets for the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024 (unaudited)	12
	Consolidated Statement of Cash Flows for the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024 (unaudited)	13
	Notes to Consolidated Financial Statements	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46

Part II.	Other Information	47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
	Signatures	49

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per unit data)

	As of
	December 31, 2025	September 30, 2025
ASSETS	(unaudited)
Investments, at fair value (cost of $566,596 and $354,957, respectively)	$589,141	$372,227
Cash	63,602	61,776
Cash denominated in foreign currency (cost of $56 and $15,958, respectively)	56	16,007
Receivable for investments sold	1,407	—
Other assets	167	1,066
Accrued interest receivable	1,172	840
Total assets	$655,545	$451,916

LIABILITIES
Payable for investments purchased	37,155	52,216
Debt	—	24,000
Servicing fees payable	19,219	10,517
Accrued expenses and other liabilities	4,516	3,344
Due to Manager	3,049	2,999
Deferred tax liabilities	1,995	1,081
Interest payable	—	366
Total liabilities	65,934	94,523
Commitments and contingencies (Note 8)
NET ASSETS
Common units, par value $0.01 per unit, unlimited common units authorized; 22,934 and 14,243 common units issued and outstanding, respectively	229	142
Capital in excess of par value	579,006	349,020
Accumulated undistributed earnings	10,376	8,231
Total net assets	589,611	357,393
Total liabilities and net assets	$655,545	$451,916

See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except per unit data)

	As of
	December 31, 2025	September 30, 2025
	(unaudited)
NET ASSET VALUE PER UNIT
Class A-I Units:
Net assets	$186,429	$124,990
Common units outstanding ($0.01 par value, unlimited units authorized)	7,006	4,833
Net asset value per unit	$26.61	$25.86
Class A-S Units:
Net assets	$325,661	$177,933
Common units outstanding ($0.01 par value, unlimited units authorized)	12,993	7,290
Net asset value per unit	$25.06	$24.41
Class A-D Units:
Net assets	$25,206	$14,916
Common units outstanding ($0.01 par value, unlimited units authorized)	963	586
Net asset value per unit	$26.17	$25.45
Class I Units:
Net assets	$20,132	$8,995
Common units outstanding ($0.01 par value, unlimited units authorized)	757	348
Net asset value per unit	$26.61	$25.86
Class S Units:
Net assets	$2,541	$1,814
Common units outstanding ($0.01 par value, unlimited units authorized)	101	74
Net asset value per unit	$25.08	$24.42
Class D Units:
Net assets	$264	$194
Common units outstanding ($0.01 par value, unlimited units authorized)	10	8
Net asset value per unit	$26.17	$25.45
Class E Units:
Net assets	$29,378	$28,551
Common units outstanding ($0.01 par value, unlimited units authorized)	1,104	1,104
Net asset value per unit	$26.61	$25.86
See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollars in thousands)
(unaudited)

Investments	Percentage of Net Assets	Fair Value
First Lien Senior Secured Loan
Europe
Financial Services	0.6%	$3,514
Food and Beverages	0.3	1,749
Household and Personal Products	0.5	2,758
Insurance	0.4	2,493
Pharmaceuticals, Biotechnology and Life Sciences	0.2	1,507
Software and Services	0.3	1,506
Sports, Media and Entertainment	0.5	2,818
Total Europe (cost $16,251)	2.8	16,345
North America
Automobiles and Components	0.3	1,464
Capital Goods	3.4	19,792
Commercial and Professional Services	1.6	9,301
Consumer Distribution and Retail	0.5	3,004
Consumer Services	8.1	47,614
Energy	0.3	1,498
Financial Services	2.7	16,115
Food and Beverage	0.3	1,506
Health Care Equipment and Services	6.1	36,217
Household and Personal Products	0.2	1,220
Insurance	1.4	8,140
Pharmaceuticals, Biotechnology and Life Sciences	0.4	2,497
Software and Services	4.8	28,579
Sports, Media and Entertainment	13.9	82,414
Technology Hardware and Equipment	0.6	3,668
Transportation	1.9	11,120
Total North America (cost $273,458)	46.5	274,149
Total First Lien Senior Secured Loan (cost $289,709)	49.3%	$290,494

First Lien Senior Secured Revolving Loan
North America
Sports, Media and Entertainment	0.4%	$2,541
Total North America (cost $2,544)	0.4	2,541
Total First Lien Senior Secured Revolving Loan (cost $2,544)	0.4%	$2,541

See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollars in thousands)
(unaudited)

Investments	Percentage of Net Assets	Fair Value
First Lien Senior Secured Delayed Draw Loan
North America
Consumer Services	0.8%	$4,683
Sports, Media and Entertainment	0.2	1,217
Total North America (cost $5,898)	1.0	5,900
Total First Lien Senior Secured Delayed Draw Loan (cost $5,898)	1.0%	$5,900

Preferred Equity
North America
Financial Services	3.6%	$20,935
Sports, Media and Entertainment
Melody TopCo LP, 16,526 Class A-1 Preferred Units	5.1	30,332
Melody TopCo LP, 16,526 Class A-2 Preferred Units(1)	0.6	3,405
Other	6.1	36,210
Total North America (cost $90,725)	15.4	90,882
Total Preferred Equity (cost $90,725)	15.4%	$90,882

Common Equity
Europe
Sports, Media and Entertainment	3.4%	$19,823
Total Europe (cost $14,798)	3.4	19,823
North America
Sports, Media and Entertainment
FEH Group, LLC, 12 Class A Common Interests	16.6	97,938
Melody Holdings LP, 15,002 Class A-1 Common Units(1)	4.5	26,777
Melody Holdings LP, 15,002 Class A-2 Common Units(1)	0.5	3,000
Other	7.0	40,908
Total North America (cost $152,276)	28.6	168,623
Total Common Equity (cost $167,074)	32.0%	$188,446

Limited Partnership Interests
North America
Sports, Media and Entertainment	1.6%	$9,349
Transportation	0.2	1,529
Total North America (cost $10,646)	1.8	10,878
Total Limited Partnership Interests (cost $10,646)	1.8%	$10,878

Warrants
North America
Sports, Media and Entertainment	0.0%	$—
Total North America (cost $0)	0.0	—
Total Warrants (cost $0)	0.0%	$—
See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollars in thousands)
(unaudited)

Investments	Percentage of Net Assets	Fair Value
Total Investments (cost $566,596)	99.9%	$589,141
Derivative Contracts
Forward Contracts
Foreign Currency	(0.1)%	$(282)
Total Forward Contracts	(0.1)%	$(282)

Total Derivative Contracts	(0.1)%	$(282)

(1) This investment, when aggregated with other investments of a related issuer, exceeds 5% of net assets.

See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollars in thousands)

Investments	Percentage of Net Assets	Fair Value
First Lien Senior Secured Loan
Europe
Financial Services	0.4%	$1,499
Food and Beverage	0.5	1,745
Insurance	0.5	1,745
Total Europe (cost $4,996)	1.4	4,989
North America
Automobiles and Components	0.4	1,476
Capital Goods	2.1	7,317
Commercial and Professional Services	0.6	2,192
Consumer Services
HGC Holdings, LLC, $21,663 par value,
due 06/2029, 8.64% (SOFR + 4.50%)	6.0	21,500
ClubCorp Holdings, Inc., $21,296 par value,
due 07/2032, 9.16% (SOFR + 5.00%)	5.9	21,190
Other	0.8	3,018
Energy	0.4	1,495
Financial Services	2.0	7,089
Health Care Equipment and Services	4.9	17,315
Household and Personal Products	0.6	2,071
Insurance	1.0	3,594
Software and Services	4.0	14,170
Sports, Media and Entertainment
Shout! Factory, LLC, $22,229 par value,
due 06/2031, 9.25% (SOFR + 5.25%)	6.1	21,895
Other	3.8	13,594
Telecommunication Services	0.3	953
Transportation	2.4	8,588
Total North America (cost $147,387)	41.3	147,457
Total First Lien Senior Secured Loan (cost $152,383)	42.7%	$152,446

First Lien Senior Secured Revolving Loan
North America
Sports, Media and Entertainment
Shout! Factory, LLC, $2,632 par value,
due 06/2031, 9.25% (SOFR + 5.25%)(1)	0.1%	$421
Transportation	0.1	364
Total North America (cost $787)	0.2	785
Total First Lien Senior Secured Revolving Loan (cost $787)	0.2%	$785

See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollars in thousands)

Investments	Percentage of Net Assets	Fair Value
First Lien Senior Secured Delayed Draw Loan
North America
Consumer Services
HGC Holdings, LLC, $10,857 par value,
due 06/2029, 8.66% (SOFR + 4.50%)(1)	0.2%	$579
Total North America (cost $585)	0.2	579
Total First Lien Senior Secured Delayed Draw Loan (cost $585)	0.2%	$579

Preferred Equity
North America
Financial Services
Raine Holdings LLC, 4,902,730 shares	5.5%	$19,528
Raine Holdings AIV LLC, 4,902,730 shares(1)	0.5	1,908
Sports, Media and Entertainment
Melody TopCo LP, 16,526 Class A-1 Shares	8.3	29,843
Melody TopCo LP, 16,526 Class A-2 Shares(1)	0.9	3,316
Other	1.5	5,210
Total North America (cost $59,279)	16.7	59,805
Total Preferred Equity (cost $59,279)	16.7%	$59,805

Common Equity
Europe
Sports, Media and Entertainment	5.5%	$19,830
Total Europe (cost $15,019)	5.5	19,830
North America
Sports, Media and Entertainment
FEH Group, LLC, 12 Class A common interests	26.8	95,722
Melody Holdings LP, 15,002 Class A-1 Shares	7.6	27,004
Melody Holdings LP, 15,002 Class A-2 Shares(1)	0..8	3,000
Other	0.7	2,451
Transportation	0.4	1,500
Total North America (cost $117,799)	36.3	129,677
Total Common Equity (cost $132,818)	41.8%	$149,507

Limited Partnership Interests
North America
Sports, Media and Entertainment	2.5%	$9,105
Total North America (cost $9,105)	2.5	9,105
Total Limited Partnership Interests (cost $9,105)	2.5%	$9,105
See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollars in thousands)

Investments	Percentage of Net Assets	Fair Value
Warrants
North America
Sports, Media and Entertainment	0.0%	$—
Total North America (cost $0)	0.0	—
Total Warrants (cost $0)	0.0%	$—

Total Investments (cost $354,957)	104.1%	$372,227

Derivative Contracts
Forward Contracts
Foreign Currency	(0.1)%	$(215)
Total Forward Contracts	(0.1)%	$(215)

Total Derivative Contracts	(0.1)%	$(215)

(1) This investment, when aggregated with other investments of a related issuer, exceeds 5% of net assets.

See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended December 31, 2025	For the period from December 6, 2024 (commencement of operations) to December 31, 2024
INVESTMENT INCOME:
Interest	$4,961	$6
Dividend	3,585	—
Total investment income	8,546	6

EXPENSES:
Interest expense and credit facility fees	778	477
Organizational expenses	205	500
Offering expenses	361	—
Management fee	1,660	—
Performance participation allocation	855	—
Administrative and other fees	370	—
Other general and administrative	770	17
Total expenses	4,999	994
Waiver of management fee	(1,660)	—
Waiver of performance participation allocation	(855)	—
Total expenses, net of waiver of performance participation allocation and management fee	2,484	994
Net investment income (loss)	6,062	(988)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND DERIVATIVE CONTRACTS:
Net realized gains (losses) on investments	41	(3)
Net realized gains on foreign currency	96	—
Net unrealized gains on investments	5,315	31
Net unrealized losses on foreign currency	(157)	—
Net unrealized losses on derivatives contracts	(67)	—
Net change in deferred tax liabilities	(914)	—
Net realized and unrealized gains on investments, foreign currency and derivative contracts	4,314	28
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$10,376	$(960)

See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended December 31, 2025	For the period from December 6, 2024 (commencement of operations) to December 31, 2024
Operations:
Net investment income (loss)	$6,062	$(988)
Net realized gains (losses)	137	(3)
Net unrealized gains	4,177	31
Net increase (decrease) in net assets resulting from operations	10,376	(960)

Units transactions:
Class A-I:
Proceeds from units issued	57,906	—
Net increase in net assets from unit transactions	57,906	—
Class A-S:
Proceeds from units issued	151,428	—
Servicing fees	(8,969)	—
Net increase in net assets from unit transactions	142,459	—
Class A-D:
Proceeds from units issued	10,000	—
Servicing fees	(180)	—
Net increase in net assets from unit transactions	9,820	—
Class I:
Proceeds from units issued	10,921	—
Net increase in net assets from unit transactions	10,921	—
Class S:
Proceeds from units issued	718	—
Servicing fees	(46)	—
Net increase in net assets from unit transactions	672	—
Class D:
Proceeds from units issued	65	—
Servicing fees	(1)	—
Net increase in net assets from unit transactions	64	—
Class E:
Proceeds from units issued	—	—
Net increase in net assets from unit transactions	—	—
Total increase (decrease) in net assets	232,218	(960)
Net assets, beginning of period	357,393	—
Net assets, end of period	$589,611	$(960)

See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended December 31, 2025	For the period from December 6, 2024 (commencement of operations) to December 31, 2024
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$10,376	$(960)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(226)	—
Amortization of debt issuance costs	655	20
Net accretion of discount on investments	(74)	—
Net realized (gains) losses on investments	(41)	3
Net unrealized gains on investments	(5,315)	(31)
Net unrealized losses on derivative contracts	67	—
Purchase of investments	(235,424)	(105,883)
Proceeds from repayments or sales of investments	7,587	2
Changes in operating assets and liabilities:
Other assets	244	—
Accrued interest receivable	(332)	(6)
Accrued expenses and other liabilities	1,216	517
Payable for investments purchased	—	—
Due to Manager	50	—
Deferred tax liabilities	914	—
Servicing fees payable	182	—
Interest payable	(366)	457
Net cash used in operating activities	(220,487)	(105,881)
FINANCING ACTIVITIES:
Proceeds from issuance of units	231,038	—
Servicing fees	(676)	—
Borrowings on debt	—	113,500
Repayments on debt	(24,000)	(1,000)
Debt issuance costs	—	(545)
Net cash provided by financing activities	206,362	111,955
CHANGE IN CASH	(14,125)	6,074
CASH, BEGINNING OF PERIOD	77,783	—
CASH, END OF PERIOD	$63,658	$6,074
Supplemental information:
Interest paid during the period	$489	$—
Supplemental disclosure of non cash financing activities:
Estimated servicing fees	$8,520	$—

See accompanying notes to consolidated financial statements.

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
(in thousands, except per unit data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)
(unaudited)

1. ORGANIZATION

Ares Sports, Media and Entertainment Opportunities LP (the “Fund”) is a Delaware limited partnership formed on November 19, 2024, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is structured as a perpetual-life vehicle, with monthly, fully-funded subscriptions and periodic redemptions. The Fund is conducting a continuous private offering (the “Private Offering”) of its limited partnership units (the “Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder).

Ares SME O TE LP is a Delaware series limited partnership consisting of four series, Ares SME O TE LP - Series 1, Ares SME O TE LP - Series 2, Ares SME O TE LP - Series 3 and Ares SME O TE LP - Series 4 (the “Feeder”), and invests all or substantially all of its investable assets indirectly in the Fund through Ares SME O CYM Series 1 LP, Ares SME O CYM Series 2 LP, Ares SME O CYM Series 3 LP and Ares SME O CYM 4 Series LP, respectively, all Cayman Islands exempted limited partnerships (the “Offshore Blockers”). The Feeder and its applicable series were established for certain investors with particular tax characteristics, such as tax-exempt unitholders and certain non-U.S. unitholders.

The Fund may hold certain investments directly or indirectly through one or more entities formed by Ares SME Management O GP LLC, a Delaware limited liability company (the “General Partner”), for the purpose of directly or indirectly holding the Fund’s investments. The Fund collectively refers to all such entities as the “Intermediate Entities.” The General Partner or an affiliate may create one or more parallel and/or other alternative investment entities to facilitate investment by certain investors to accommodate legal, tax, regulatory, compliance or certain other operational requirements that will generally co-invest (either directly or indirectly) in certain investments with the Fund on a pro rata basis, (each, a “Parallel Fund”). The Fund, the Feeder, the Offshore Blockers, any other feeder funds, any Parallel Funds and any Intermediate Entities collectively form “Ares SME Opps”, a flexible investment strategy focused on the sports, media and entertainment sectors.

The General Partner and the Fund’s investment manager, Ares Capital Management LLC (the “Manager”), are subsidiaries of Ares Management Corporation (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager. The overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s board of directors. The General Partner has delegated the Fund’s portfolio management function to the Manager. The Manager is responsible for initiating, structuring and negotiating the Fund’s investments. Ares Operations LLC (“Ares Operations”, or the Fund’s “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for the Fund to operate.

The Fund’s investment objective is to seek to deliver long-term capital appreciation, and to a lesser extent, generate income by investing primarily in directly originated first lien, second lien, mezzanine and other high yield debt securities, preferred equity securities, common equity securities and other equity investments in sports leagues, sports teams and sports industry related companies, as well as media and entertainment companies (collectively, the “Target SME Investments”). To a lesser extent, the Fund also invests in liquid debt and other securities that are not directly originated, including, without limitation, broadly syndicated loans and other more liquid credit securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments and cash and cash equivalents across asset classes (including those not related to sports, media or entertainment industries) (the “Liquid Debt and Other Securities”). Liquid Debt and Other Securities may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

The Fund’s investment operations commenced on December 6, 2024. On June 1, 2025 (the “Initial Closing Date”), the Fund held its first closing for third-party investors and sold Units of the Fund as part of the Private Offering.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Fund and its consolidated entities are considered investment companies under U.S. GAAP and follow the accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of the Fund’s management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented.

Principles of Consolidation

The consolidated financial statements include the account of the Fund, ASME O Holdings LLC, a Delaware limited liability company, ASME O CYM Holdings LP, a Cayman Islands exempted limited partnership, ASME O Holdings I LP, a Delaware limited partnership, ASME O Holdings II LP, a Delaware limited partnership, ASME O Holdings III LP, a Delaware limited partnership and ASME O Holdings IV LLC, a Delaware limited liability company. All significant intercompany balances and transactions have been eliminated. In accordance with ASC 946, the Fund will generally not consolidate its investment in an entity unless the Fund has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Fund. The Fund’s first fiscal period began on December 6, 2024, the date the Fund’s investment operations commenced, and ended on September 30, 2025.

Cash

Cash includes funds from time to time deposited with financial institutions. Cash is carried at cost which approximates fair value.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Manager looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued monthly at fair value as determined in good faith by the Manager based on, among other things, the input of the Fund’s independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments monthly, beginning as of the third quarter after origination (with certain de minimis exceptions) and under the valuation policy and a consistently applied valuation process.

Investments in the Fund’s portfolio that do not have a readily available market are valued at fair value as determined in good faith by the Manager, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Manager may take into account the following types of factors, if relevant, in determining the fair value of the Fund’s investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Manager considers the pricing indicated by the external event to corroborate its valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund was required to liquidate a portfolio investment in a forced or liquidation sale, the Fund could realize significantly less than the value at which the Fund has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The Manager undertakes a multi‑step valuation process each quarter, as described below:

•The Fund's quarterly valuation process begins with a preliminary valuation being prepared by the investment professionals responsible for the portfolio investment in conjunction with the Fund’s portfolio management and valuation team.

•Preliminary valuations are reviewed and discussed by the valuation committee of the Manager.

•When a portfolio investment is reviewed by an IVP,

◦Relevant information related to the portfolio investment is made available by the Manager to the IVP, who does not independently verify such information.

◦The IVP reviews and analyzes the information provided by the Manager, along with relevant market and economic data, and independently determines a range of values for the portfolio investments.

◦The IVP provides its analysis to the Manager to support the IVP’s valuation methodology and calculations.

•The valuation committee of the Manager determines the fair value of each investment in the Fund’s portfolio without a readily available market quotation in good faith based on, among other things, the input of the IVPs, where applicable.

•When a portfolio investment is reviewed by an IVP, a positive assurance opinion or independent valuation report is issued by the IVP that confirms the fair value determined by the Manager for the portfolio investment is within the range of values independently calculated by such IVP.

When the Manager determines the Fund’s transactional net asset value (“Transactional NAV”), which is the price at which transactions in the Units are made, calculated in accordance with the Manager’s valuation policy, as of the last day of a month that is not also the last day of a calendar quarter, the Manager updates the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Manager will generally value such assets at the most recent quarterly valuation unless the Manager determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Manager determines such a change has occurred with respect to one or more investments, the Manager will determine whether to update the value for each relevant investment. See Note 4 for more information on the Fund’s valuation process.

Servicing Fees

In accordance with U.S. GAAP, the Fund accrues the estimated servicing fees for the life of outstanding Class S Units, Class A-S Units, Class N Units, Class A-N Units, Class D Units and Class A-D Units. This calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the expected life of the Units held by a unitholder and making judgments regarding market expectations, including those related to future redemptions. Servicing fees are recorded on the Consolidated Statement of Changes in Net Assets as a reduction to proceeds from Units sold.

Due to Manager

The Due to Manager balance represents amounts due to the Manager for expenses paid by the Manager on behalf of the Fund.

Interest Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected and adjusted for accretion of discounts and amortization of premiums. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The Fund may have investments that contain payment-in-kind (“PIK”) provisions. The Fund may earn commitment fees on unfunded investments. Commitment fees are computed at the contractual rate, accrued when earned and are recorded as interest income. The PIK interest, computed at the contractual rate specified in each agreement, is accrued and added to the cost of investment and recorded as interest income. The cost of investments represents the original cost adjusted for the PIK interest, if any, and accretion of discounts and amortization of premiums.
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Fund’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Manager’s judgment, are likely to remain current. The Manager may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection.

Dividend Income Recognition

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.

Other Income

Other income includes amendment fees that are fixed based on contractual terms and are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the related transaction. Other income also includes fees for management and consulting services, loan guarantees, commitments and other services rendered by the Fund to portfolio companies. Such fees are fixed based on contractual terms and are recognized as income as services are rendered.

Foreign Currency Translation

The Fund’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the period.

(2)Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.

Results of operations based on changes in foreign exchange rates are separately disclosed in the Consolidated Statement of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Derivative Instruments

The Fund follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Fund values its derivatives at fair value with the unrealized gains or losses recorded in “Net change in unrealized gains (losses) on derivative contracts” in the Fund’s Consolidated Statement of Operations.
Organizational and Offering Expenses

Prior to the Initial Closing Date, organizational and offering expenses were paid by the Manager. The Manager expects to advance all organizational and offering expenses through June 1, 2026 (or such later date as determined by the Manager in its sole discretion). After the Fund commenced investment operations on December 6, 2024, costs associated with the organization of the Fund were expensed. Costs associated with the offering of the Fund’s Units are capitalized as deferred expenses and amortized over a 12-month period.

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized over the life of the related credit facility using the straight-line method.

Income Taxes

For U.S. federal income tax purposes, the Fund is treated as a partnership and not as an association taxable as a corporation. As a result of the Fund’s status as a partnership for U.S. federal income tax purposes, each U.S. unitholder is required to report on its own U.S. federal income tax return its share of the Fund’s income, gains, losses, deductions and credits for the taxable year, whether or not cash or other property is distributed. In addition, taxable income allocated to a U.S. unitholder may exceed cash distributions, if any, made to such unitholder, and no assurance can be given that the Fund will be able to make cash distributions to cover such tax liabilities as they arise, in which case such unitholder would have to satisfy tax liabilities arising from any investment in the Fund from the unitholder’s own funds.

Certain investments by the Fund may generate Unrelated Business Taxable Income to U.S. tax-exempt unitholders and Effectively Connected Income (“ECI”) to non-U.S. unitholders. While the Manager intends to manage the Fund in a manner that will minimize the exposure to these risks, there can be no assurances that non-U.S. unitholders will not directly incur ECI. U.S. tax-exempt unitholders will generally subscribe to the Fund through an investment in the Feeder. Each such investor will participate in a series of the Feeder as determined by the Manager and each series will generally participate in the Fund through one or more separate U.S. and/or non-U.S. corporations.

The Fund has a U.S. corporate tax blocker in the structure, which is subject to any applicable U.S. federal, state, and local income taxes.

The General Partner has reviewed all open tax years for major jurisdictions and has determined the Fund has no tax liability for any unrecognized tax benefits (“UTB”) nor did it recognize any interest and penalties related to UTB for the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024.

The Fund is subject to the partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, audits by the Internal Revenue Service (the “IRS”) are conducted at the Fund level. If the IRS were to determine that there should be an adjustment, the Fund would by default be liable for an “imputed underpayment,” including interest and penalties if applicable, in the tax year of review.  The unitholders of the Fund in the year of review may differ from those in the tax year under audit. Alternatively, the Fund may shift such liability to the unitholders of the Fund for the tax year under audit by making a “push-out” election.

On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The OBBBA amended and extended certain provisions of the 2017 Tax Cuts and Jobs Act. At this time, the Fund does not believe the OBBBA will have a material impact on the Fund’s income taxes but continues to monitor the issuance of additional guidance from the U.S. Treasury and the IRS.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Recently issued ASUs not listed were assessed by the Fund and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

3. RELATED PARTY TRANSACTIONS

Partnership Agreement

The Fund has entered into a limited partnership agreement, as amended and restated, with the General Partner. Overall responsibility for the Fund's oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s board of directors.

Management Agreement

On August 1, 2025, the Fund entered into the second amended and restated management agreement, to amend the management agreement, dated as of December 4, 2024, with the Manager and the General Partner (the “Management Agreement”).
Management Fee

The Manager is an affiliate of Ares and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The Manager is responsible for initiating, structuring, and negotiating the Fund's investments. In addition, the Manager actively manages and monitors each investment to seek to maximize the value of each investment. In consideration of its investment management services, the Manager is entitled to receive a management fee (the “Management Fee”) payable by the Fund directly or indirectly through one or more Intermediate Entities, equal to, in the aggregate, (i) 1.40% of Transactional NAV of the Class S Units, Class D Units, Class N Units and Class I Units and (ii) 1.25% of Transactional NAV of the Class A-S Units, Class A-N Units, Class A-D Units and Class A-I Units, in each case, per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fees and the Performance Participation Allocation, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including corporations) through which the Fund indirectly invests (or any comparable entities of investment funds, vehicles, separate accounts and/or other similar arrangements managed, advised or operated by the General Partner, the Manager, Ares, their affiliates and/or respective partners, members, equity holders, controlling persons, directors, officers, employees, agents, representatives and advisors (other than the Fund and its alternative vehicles) (collectively, “Other Ares Funds”)) in which the Fund may directly or indirectly participate) or taxes paid by any such entity during the applicable month. The Fund, the Feeder and any Parallel Fund are each obligated to pay (without duplication) its proportional share of the Management Fee paid based on its proportional interest in the Fund, or the Intermediate Entities, as applicable. The Fund does not pay the Management Fee with respect to Class E Units, and therefore the Management Fee is a class-specific expense.

For the three months ended December 31, 2025, the Fund incurred gross Management Fee of $1,660, all of which was waived by the Manager. The Manager agreed to waive the Management Fee through December 31, 2025, and may extend such waiver in its sole discretion. For the period from December 6, 2024 (commencement of operations) to December 31, 2024, the Fund did not incur a Management Fee.

Performance Participation Allocation

The General Partner is allocated the performance participation allocation (“Performance Participation Allocation”) by the Fund directly or indirectly through one or more Intermediate Entities equal to (i) 15% of total return of Class S Units, Class

N Units, Class D Units and Class I Units and (ii) 12.5% of total return of Class A-S Units, Class A-N Units, Class A-D Units and Class A-I Units, in each case, subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, made quarterly and accrued monthly (subject to pro-rating for partial periods). The Fund, the Feeder and any Parallel Fund each bears (without duplication) its proportional share of the Performance Participation Allocation based on its proportional interest in the Fund or the Intermediate Entities, as applicable.
For the three months ended December 31, 2025, the Fund incurred Performance Participation Allocation of $855, all of which was waived by the General Partner. The General Partner agreed to waive the Performance Participation Allocation through December 31, 2025, and may extend such waiver in its sole discretion. For the period from December 6, 2024 (commencement of operations) to December 31, 2024, the Fund did not incur a Performance Participation Allocation.

Operating Expenses

The Manager expects to advance all or a portion of the Fund's operating expenses, which includes the organizational expenses, offering expenses, and administrative and other fees borne by the Fund through June 1, 2026, and the Fund expects to reimburse the Manager for such advanced expenses ratably over an agreed-upon repayment period.

Administration Agreement

The Fund is a party to an administration agreement (the “administration agreement”) with its administrator, Ares Operations. Pursuant to the agreement, Ares Operations furnishes the Fund with office equipment and clerical, bookkeeping and record keeping services at the Fund’s office facilities. Under the administration agreement, Ares Operations may also arrange for the services of, and oversees custodians, depositories, transfer agents, escrow agents, distribution disbursing agents, other unitholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Ares Operations also performs, or oversees the performance of, the Fund’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that the Fund is required to maintain and preparing all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to unitholders.

In addition, Ares Operations and/or its affiliates assist the Manager in determining and publishing the Fund’s NAV, oversee the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports to unitholders, and generally oversee the payment of its expenses and the performance of administrative and professional services rendered to the Fund by others.

In consideration of Ares Operations’ services, the Fund will reimburse Ares Operations for the costs and expenses incurred by Ares Operations in performing its obligations and providing personnel and facilities hereunder. Payments under the administration agreement are equal to an amount based upon the Fund’s allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including the Fund’s allocable portion of the compensation, rent and other expenses of certain of the Fund’s officers and their respective staffs. The administration agreement may be terminated by either party without penalty upon 90 days’ written notice to the other party.

For the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024, the Fund incurred $370 and $0, respectively, in administration and other fees that are reimbursable to the Fund's administrator under the administration agreement.

Dealer Manager Agreement

On May 22, 2025, the Fund entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Ares Wealth Management Solutions, LLC (“AWMS” or the “Dealer Manager”), a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority (“FINRA”) and an affiliate of the Fund’s Manager. Effective January 2, 2026, AWMS was consolidated with and into Ares Management Capital Markets LLC (“AMCM”) (the “Consolidation”), and AMCM became the Dealer Manager; in connection with the Consolidation, the Dealer Manager Agreement was amended to reflect that, effective as of January 2, 2026, AMCM is the Dealer Manager. Like AWMS, AMCM is a broker-dealer registered with the SEC, a member of FINRA and an affiliate of the Fund’s Manager. No material change, including any change of control, occurred as a result of the Consolidation.

Pursuant to the Dealer Manager Agreement, the Dealer Manager agreed to, among other things, manage the Fund's relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates the Fund's marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Fund's offering, its investment strategies, material aspects of its operations and subscription procedures. The Dealer Manager is entitled to receive servicing fees monthly in arrears at an annual rate of 0.85% of the Transactional NAV attributable to Class S Units and Class A-S Units, 0.50% of the Transactional NAV attributable to Class N Units and Class A-N Units and 0.25% of the Transactional NAV attributable to Class D Units and Class A-D Units, in each case, as of the beginning of the first calendar day of the month. No servicing fee is payable with respect to Class I Units, Class A-I Units or Class E Units. The servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of the servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers or other financial intermediaries.

The Dealer Manager is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority.

Servicing fees payable as of December 31, 2025 and September 30, 2025 was $19,219 and 10,517, respectively, and servicing fees incurred during the three months ended December 31, 2025, was $9,196, of which $8,520 related to servicing fees for the estimated life of the Fund’s units outstanding as of December 31, 2025 and $676 related to servicing fees billed. There were no servicing fees incurred for the period from December 6, 2024 (commencement of operations) to December 31, 2024.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fund follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides funds the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between funds that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the fund’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Fund has not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

The Fund also follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Fund to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Fund has considered its principal market as the market in which the Fund exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Consistent with its valuation policy and procedures, the Manager evaluates the source of inputs, including any markets in which the Fund’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Where there may not be a readily available market value for some of the investments in the Fund’s portfolio, the fair value of a portion of the Fund’s investments may be determined using unobservable inputs.

The assets and liabilities classified as Level 1 or Level 2 are typically valued based on quoted market prices, forward foreign exchange rates, dealer quotations or alternative pricing sources supported by observable inputs. The Manager obtains prices from independent pricing services which generally utilize broker quotes and may use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Manager is responsible for all inputs and assumptions related to the pricing of securities. The Manager has internal controls in place that support its reliance on information received from third-party pricing sources. As part of its internal controls, the Manager obtains, reviews, and tests information to corroborate prices received from third-party pricing sources. For any security, if market or dealer quotations are not readily available, or if the Manager determines that a quotation of a security does not represent a fair value, then the security is valued at a fair value as determined in good faith by the Manager and will be classified as Level 3. In such instances, the Manager will use valuation techniques consistent with the market or income approach to measure fair value and will give consideration to all factors which might reasonably affect the fair value.

The Fund’s portfolio investments classified as Level 3 are typically valued using two different valuation techniques. The first valuation technique is an analysis of the enterprise value (“EV”) of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining EV uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Manager may also employ other valuation multiples to determine EV, such as revenues and gross profit or, in the case of certain portfolio companies in the power generation industry, kilowatt capacity. The second method for determining EV uses a discounted cash flow analysis whereby future expected cash flows of the portfolio company are discounted to determine a present value using estimated discount rates (typically a weighted average cost of capital based on costs of debt and equity consistent with current market conditions). The EV analysis is performed to determine the value of equity investments, the value of debt investments in portfolio companies where the Fund has control or could gain control through an option or warrant security, and to determine if there is credit impairment for debt investments. If debt investments are credit impaired, an EV analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate EV. The second valuation technique is a yield analysis, which is typically performed for non-credit impaired debt investments in portfolio companies where the Fund does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk. In the yield analysis, the Manager considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the Fund and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Fund are substantially illiquid with no active transaction market, the Manager depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of December 31, 2025:

Assets	Level 1	Level 2	Level 3	Total
Investments, at fair value
First lien senior secured loan	$—	$162,720	$127,774	$290,494
First lien senior secured delayed draw loan	—	—	5,900	5,900
First lien senior secured revolving loan	—	—	2,541	2,541
Preferred equity	—	—	90,882	90,882
Common equity	—	—	188,446	188,446
Limited partnership interests	—	—	10,878	10,878
Total Investments, at fair value	$—	$162,720	$426,421	$589,141
Unfunded revolving and delayed draw loan commitments(1)	$—	$3	$(103)	$(100)
Derivative Contract:
Foreign currency forward contracts	$—	$(282)	$—	$(282)
_______________________________________

(1)The fair value of unfunded revolving and delayed draw loan commitments is included in “accrued expenses and other liabilities” in the accompanying Consolidated Statement of Assets and Liabilities.

The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of September 30, 2025:

Assets	Level 1	Level 2	Level 3	Total
Investments, at fair value
First lien senior secured loan	$—	$69,233	$83,213	$152,446
First lien senior secured delayed draw loan	—	—	579	579
First lien senior secured revolving loan	—	—	785	785
Preferred equity	—	—	59,805	59,805
Common equity	—	—	149,507	149,507
Limited partnership interests	—	—	9,105	9,105
Total Investments, at fair value	$—	$69,233	$302,994	$372,227
Unfunded revolving and delayed draw loan commitments(1)	$—	$—	$(74)	$(74)
Derivative Contract:
Foreign currency forward contracts	$—	$(215)	$—	$(215)
_______________________________________

(1)The fair value of unfunded revolving and delayed draw loan commitments is included in “accrued expenses and other liabilities” in the accompanying Consolidated Statement of Assets and Liabilities.

The following tables summarize the significant unobservable inputs the Manager used to value the majority of the Fund’s investments categorized within Level 3 as of December 31, 2025 and September 30, 2025. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values:

		As of December 31, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loan	$126,699	Yield analysis	Market yield	8.2% - 10.5%	8.7%
	1,075	Discounted cash flow analysis	Discount rate	25.0%	25.0%
First lien senior secured delayed draw loan	5,900	Yield analysis	Market yield	8.2% - 9.4%	8.5%
First lien senior secured revolving loan	2,541	Yield analysis	Market yield	8.3% - 11.0%	10.3%
Preferred equity	37,560	Multiple analysis	EBITDA multiple	14.1x - 16.4x	14.3x
	26,322	Yield analysis	Market yield	9.5% - 13.5%	10.3%
	25,000	Multiple analysis	Revenue multiple	8.7x	8.7x
	2,000	Multiple analysis	EV multiple	1.0x	1.0x
Common equity	124,181	Multiple analysis	Revenue multiple	2.3x - 12.1x	11.2x
	64,099	Multiple analysis	EBITDA multiple	14.1x - 21.4x	17.4x
	166	Discounted cash flow analysis	Discount rate	25.0%	25.0%
Limited partnership interests	9,349	Multiple analysis	Revenue multiple	12.8x	12.8x
	1,529	Multiple analysis	EBITDA multiple	14.7x	14.7x
Total Level 3 investments	$426,421
________________________________________

(1)Unobservable inputs were weighted by the relative fair value of investments.

	As of September 30, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loan	$83,213	Yield analysis	Market yield	8.9% - 9.9%	9.4%
First lien senior secured delayed draw loan	579	Yield analysis	Market yield	8.7%	8.7%
First lien senior secured revolving loan	785	Yield analysis	Market yield	9.1% - 9.8%	9.5%
Preferred equity	38,369	Multiple analysis	EBITDA multiple	7.5x -14.1x	13.2x
	21,436	Yield analysis	Market yield	9.5%	9.5%
Common equity	104,675	Multiple analysis	Revenue multiple	2.2x - 11.5x	10.9x
	44,832	Multiple analysis	EBITDA multiple	6.7x - 14.7x	11.9x
Limited partnership interests	9,105	Multiple analysis	Revenue multiple	14.6x	14.6x
Total Level 3 investments	$302,994
________________________________________

(1)Unobservable inputs were weighted by the relative fair value of investments.

Changes in market yields, revenue multiples or EBITDA multiples, each in isolation, may change the fair value of certain of the Fund’s investments. Generally, an increase in market yields and discount rates, or a decrease in EBITDA multiples or revenue multiples may result in a decrease in the fair value of certain of the Fund’s investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Additionally, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Fund may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Fund was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Fund has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended December 31, 2025:

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Total
Balance as of September 30, 2025	$83,213	$579	$785	$59,805	$148,007	$10,605	$302,994
Net realized gains (losses)	(2)	—	46	—	—	—	44
Net unrealized gains (losses)	629	8	2	(369)	4,685	231	5,186
Purchase of investments	43,918	5,320	2,773	31,446	36,755	42	120,254
Proceeds from sales and principal paydowns and return of capital	(247)	(12)	(1,066)	—	(1,001)	—	(2,326)
PIK Interest and dividends	226	—	—	—	—	—	226
Net accretion of discounts on investments	37	5	1	—	—	—	43
Balance as of December 31, 2025	$127,774	$5,900	$2,541	$90,882	$188,446	$10,878	$426,421
Net change in unrealized gains from investments held at December 31, 2025	$795	$2	$83	$157	$21,372	$—	$22,409

There were no investment transfers into or out of Level 3 for the three months ended December 31, 2025.

The following table presents changes in investments that use Level 3 inputs as of and for the period from December 6, 2024 (commencement of operations) through December 31, 2024:

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Total
Balance as of December 6, 2024	$—	$—	$—	$—	$—	$—	$—
Net realized losses	—	—	—	(3)	—	—	(3)
Net unrealized gains	—	—	—	38	—	—	38
Purchase of investments	—	—	—	20,003	85,878	—	105,881
Balance as of December 31, 2024	$—	$—	$—	$20,038	$85,878	$—	$105,916
Net change in unrealized gains from investments held at December 31, 2024	$—	$—	$—	$38	$—	$—	$38

There were no investment transfers into or out of Level 3 for the period from December 6, 2024 (commencement of operations) through December 31, 2024.

5. DERIVATIVE INSTRUMENTS

The Fund recognizes all of its derivative instruments at fair value as either assets or liabilities in the Consolidated Statement of Assets and Liabilities. The changes in the fair value are included in the Consolidated Statement of Operations. The Fund is exposed to certain risks relating to their ongoing operations; the primary risk managed by using derivative instruments is foreign currency risk. As of December 31, 2025 and September 30, 2025, the only instruments meeting the definition of a derivative instrument held by the Fund were foreign currency forward contracts. The Fund enters into foreign currency forward contracts from time to time to help mitigate its foreign currency risk exposure. As of December 31, 2025 and September 30, 2025, the counterparty to the Fund’s foreign currency forward contracts was Macquarie Bank Limited.

Certain information related to the Fund’s derivative instruments as of December 31, 2025 and September 30, 2025 is presented below.

	As of December 31, 2025
Derivative Instrument	Notional Amount	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statement of Assets and Liabilities Location of Net Amounts
Foreign currency forward contracts	£13,994	$—	$(187)	Accrued expenses and other liabilities
Foreign currency forward contracts	€8,000	—	(95)	Accrued expenses and other liabilities
		$—	$(282)

	As of September 30, 2025
Derivative Instrument	Notional Amount	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statement of Assets and Liabilities Location of Net Amounts
Foreign currency forward contracts	£11,900	$—	$(54)	Accrued expenses and other liabilities
Foreign currency forward contracts	€8,000	—	(161)	Accrued expenses and other liabilities
		$—	$(215)

Net unrealized gains (losses) on derivative instruments recognized by the Fund for the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024 are in the following location in the Consolidated Statement of Operations:

Derivative Instrument	Statement Location	For the Three Months Ended December 31, 2025	For the period from December 6, 2024 (commencement of operations) to December 31, 2024
Foreign currency forward contracts	Net unrealized losses on derivative contracts	$(67)	$—
Total		$(67)	$—

Offsetting Arrangements

Although the Fund generally presents derivative instruments on a gross basis in the Consolidated Statement of Assets and Liabilities, certain derivatives are subject to enforceable master netting arrangements with certain counterparties which allow for the derivatives to be offset.

The following tables present the rights of setoff and related arrangements associated with the Fund’s derivative instruments as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets (Liabilities)	Gross Amount offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Collateral (Received) Pledged	Net Amount
Liabilities:
Foreign currency forward contracts	$(282)	$—	$(282)	$—	$—	$(282)
Total	$(282)	$—	$(282)	$—	$—	$(282)

	As of September 30, 2025
				Gross Amounts Not Offset in the Consolidated Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets (Liabilities)	Gross Amount offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Collateral (Received) Pledged	Net Amount
Liabilities:
Foreign currency forward contracts	$(215)	$—	$(215)	$—	$—	$(215)
Total	$(215)	$—	$(215)	$—	$—	$(215)

6. DEBT

USB Credit Facility

On December 6, 2024, the Fund entered into a revolving credit facility with U.S. Bank (the “USB Credit Facility”) that allowed the Fund to borrow up to $115,000 at any one time outstanding. On July 28, 2025, the maximum commitment under the USB Credit Facility was reduced to $75,000 at any one time outstanding. On November 25, 2025, the USB Credit Facility was terminated in accordance with its terms. There were no outstanding borrowings under the USB Credit Facility at the time of termination.

The interest charged on the USB Credit Facility was based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable spread of 1.80%. The Fund was also required to pay a commitment fee of 0.25% per annum depending on the size of the unused portion of the USB Credit Facility.

For the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balance for the USB Credit Facility were as follows:

	For the Three Months Ended December 31, 2025	For the period from December 6, 2024 (commencement of operations) to December 31, 2024
Stated interest expense	$—	$454
Unused commitment fees	1	3
Amortization of debt issuance costs	378	20
Total interest expense and credit facility fees	$379	$477
Cash paid for interest expense	$74	$—
Average stated interest rate	—%	6.53%
Average outstanding balance	$—	$96,107

CNB Credit Facility

On February 18, 2025, the Fund entered into a revolving credit facility with City National Bank (the “CNB Credit Facility”) that allowed the Fund to borrow up to $185,700 at any one time outstanding. The CNB Credit Facility had a stated maturity date of November 18, 2025, and it expired on that date in accordance with its terms and was not renewed. There were no outstanding borrowings under the CNB Credit Facility at the time of expiration.

The interest charged on the CNB Credit Facility was based on SOFR plus an applicable spread of 1.25%. The Fund was also required to pay a commitment fee of 0.35% per annum depending on the size of the unused portion of the CNB Credit Facility.

For the three months ended December 31, 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balance for the CNB Credit Facility were as follows:

For the Three Months Ended December 31, 2025
Stated interest expense	$38
Unused commitment fees	84
Amortization of debt issuance costs	277
Total interest expense and credit facility fees	$399
Cash paid for interest expense	$415
Average stated interest rate	5.44%
Average outstanding balance	$1,826

7. NET ASSETS

The Fund, at the direction of the General Partner, has the authority to issue an unlimited number of nine classes (each a “Class”) of Units: Class S Units, Class D Units, Class N Units, Class I Units, Class A-S Units, Class A-D Units, Class A-N Units, Class A-I Units and Class E Units. Class S Units and Class N Units are available through brokerage and transaction-based accounts. The key differences among each Class relate to the ongoing servicing fees and upfront subscription fees attributable to each Class.

The issuances of Units by the Fund related to monthly subscriptions are effective the first calendar day of each month. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before the Fund determined its first Transactional NAV, the initial subscription price for Units was $25.00 per Unit net of applicable upfront subscription fees and servicing fees billed. The Transactional NAV for each Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, including the allocation/accrual of the Management Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Classes of Units, such as applicable servicing fees, in all cases as determined in accordance with the Manager’s valuation policy.

The following table presents transactions in Units for the three months ended December 31, 2025.

	For the Three Months Ended December 31, 2025
	Units	Amount
Class A-I
Subscriptions(1)	2,173	$57,906
Net increase	2,173	$57,906
Class A-S
Subscriptions(1)	5,703	$151,428
Net increase	5,703	$151,428
Class A-D
Subscriptions(1)	377	$10,000
Net increase	377	$10,000
Class I
Subscriptions(1)	409	$10,921
Net increase	409	$10,921
Class S
Subscriptions(1)	27	$718
Net increase	27	$718
Class D
Subscriptions(1)	2	$65
Net increase	2	$65
Class E
Subscriptions(1)	—	$—
Net increase	—	$—
____________________________________

(1)See Note 12 for information on subsequent events related to subscription activities.

The Fund had not received subscriptions as of and for the period from December 6, 2024 (commencement of operations) to December 31, 2024. As of December 31, 2025, the Fund had not issued any Class A-N Units or Class N Units.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Fund may enter into contracts that contain a variety of indemnification provisions. The Fund’s maximum exposure under these arrangements is unknown. To the extent that there are any existing claims against the Fund, the Manager expects the risk of loss to be remote. Any other exposure to the Fund under these arrangements would involve future claims that may be made against the Fund. The Fund has therefore not accrued any liability in connection with such indemnification provisions.

Investment Commitments

The Fund has various commitments to fund investments in its portfolio. As of December 31, 2025 and September 30, 2025, the Fund had the following commitments to fund various revolving and delayed draw term senior secured loans:

	As of
	December 31, 2025	September 30, 2025
Total revolving and delayed draw term loan commitments	$70,118	$22,764
Less: funded commitments	(8,538)	(1,458)
Total net unfunded revolving and delayed draw term loan commitments	$61,580	$21,306

In addition, as of December 31, 2025 and September 30, 2025, the Fund was party to agreements to fund equity investment commitments in the aggregate amount of $50,491 and $41,270, respectively, all of which were unfunded.

9. INCOME TAXES

The Fund may be subject to taxes in various jurisdictions in which it invests. These taxes are accrued and withheld if applicable. The Fund records interest and penalties, if any, to the extent incurred related to income taxes within the Consolidated Statement of Operations. For the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024, there were no interest or penalties incurred.

Certain of the Fund’s consolidated subsidiaries are subject to U.S. federal and state income taxes and therefore may be subject to current and deferred tax liabilities.

The Manager has evaluated the tax positions as of December 31, 2025 and determined that there are no uncertain tax positions that would require a liability for unrecognized tax benefits in the financial statements.

The effective income tax rate for the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024 differed from the federal statutory rate for the following reasons:

	For the Three Months Ended December 31, 2025	For the period from December 6, 2024 (commencement of operations) to December 31, 2024
Income tax expense at federal statutory rate	21.0%	—%
State and local taxes, net of federal benefit	1.1	—
Permanent items	2.0	—
Total effective income tax rate	24.1%	—%

10. FINANCIAL HIGHLIGHTS

The following financial highlights as of and for the three months ended December 31, 2025 are calculated for the unitholders as a whole. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements for each Class of Units. The Fund had not received subscriptions as of and for the period from December 6, 2024 (commencement of operations) to December 31, 2024.

	As of and For the Three Months Ended December 31, 2025
	Class A-I	Class A-S	Class A-D	Class I	Class S	Class D	Class E
Per unit data:
Net asset value at beginning of period	$25.86	$24.41	$25.45	$25.86	$24.42	$25.45	$25.86
Net investment income for period(1)	0.30	0.20	0.25	0.09	0.33	0.35	0.51
Net realized and unrealized gain(1)	0.45	1.23	0.66	0.66	0.81	0.48	0.24
Net increase in net assets from operations	0.75	1.43	0.91	0.75	1.14	0.83	0.75
Servicing fee(1)	—	(0.78)	(0.19)	—	(0.48)	(0.11)	—
Total increase in net assets	0.75	0.65	0.72	0.75	0.66	0.72	0.75
Net asset value at the end of period	$26.61	$25.06	$26.17	$26.61	$25.08	$26.17	$26.61
Total return based on net asset value(2)	2.90%	2.66%	2.83%	2.90%	2.70%	2.83%	2.90%
Units outstanding, end of period	7,006	12,993	963	757	101	10	1,104
Ratio / Supplemental Data:
Net assets at end of period	$186,429	$325,661	$25,206	$20,132	$2,541	$264	$29,378
Ratio of operating expenses (excluding waiver of performance participation allocation, performance participation allocation and waiver of management fee) to weighted average net assets(3)	1.63%	4.60%	2.24%	1.93%	3.53%	2.17%	0.29%
Ratio of waiver of management fee to weighted average net assets(3)	(0.32)%	(0.34)%	(0.32)%	(0.36)%	(0.38)%	(0.37)%	0.00%
Ratio of performance participation allocation to weighted average net assets(3)	0.16%	0.17%	0.15%	0.22%	0.20%	0.19%	0.00%
Ratio of waiver of performance participation allocation to weighted average net assets(3)	(0.16)%	(0.17)%	(0.15)%	(0.22)%	(0.20)%	(0.19)%	0.00%
Ratio of operating expenses (including waiver of performance participation allocation, performance participation allocation and waiver of management fee) to weighted average net assets(3)	1.31%	4.26%	1.92%	1.57%	3.15%	1.80%	0.29%
Ratio of net investment loss to weighted average net assets(3)	(5.95)%	(3.35)%	(5.29)%	(6.06)%	(4.52)%	(5.54)%	(5.91)%
Portfolio turnover rate(4)	1.43%	1.43%	1.43%	1.43%	1.43%	1.43%	1.43%
____________________________________

(1)Weighted average basic per unit data.

(2)For the three months ended December 31, 2025, the total return based on NAV equaled the change in NAV during the period plus distributions declared and payable divided by the beginning NAV for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount for all income, expenses and the corresponding waivers other than organizational expenses, offering expenses, waiver of performance participation allocation, performance participation allocation, income tax expense and waiver of management fee.

(4)Portfolio turnover rate is calculated at the Fund level and is not annualized.

11. SEGMENT REPORTING

The Fund operates through a single operating and reporting segment with an investment objective to seek long-term capital appreciation and to a lesser extent, generate income by investing primarily in Target SME Investments. The chief operating decision maker (“CODM”) is comprised of the Fund’s chief executive officer, co-presidents, chief financial officer and chief operating officer and the CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in net assets resulting from operations (“net income”). As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

12. SUBSEQUENT EVENTS

The Manager has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this consolidated financial statement or accompanying notes, except as discussed below.

Effective January 1, 2026, the Fund issued approximately 1,762 Units as part of its continuous Private Offering for aggregate consideration of $47,659. The following table details the Units issued:

Unit Class	Number of Units Issued	Aggregate Consideration
Class A-I	387	$10,489
Class A-S	1,168	31,550
Class I	192	5,220
Class S	4	100
Class D	11	300
Total	1,762	$47,659

The Fund received $25,053 of aggregate consideration relating to the issuance of Class A-I Units, Class A-S Units, Class A-D Units, Class I Units, Class S Units and Class D Units for subscriptions effective February 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Sports, Media and Entertainment Opportunities LP (the “Fund,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects;

•the return or impact of current and future investments;

•the on-field success of certain sports teams affiliated with our portfolio companies;

•changes in the rules of professional sports leagues regarding our rights to make investments in the sports sector;

•the impact of changes to consumer preferences relating to the sports, media and entertainment sectors;

•changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation and risk of recession;

•fluctuations in global interest rates;

•the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies, in particular in the sports, media and entertainment sectors, or the operations of our competitors;

•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•our ability to recover unrealized losses;

•market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;

•our contractual arrangements and relationships with third parties;

•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of any prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;

•the impact of supply chain constraints on our portfolio companies and the global economy;

•uncertainty surrounding global financial stability;

•ongoing conflicts in the Middle East, recent U.S. military action in Venezuela, and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;

•the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economy;

•the impact of the development and use of artificial intelligence;

•our ability to successfully complete and integrate any acquisitions;

•the outcome and impact of any litigation or regulatory proceeding;

•the adequacy of our cash resources and working capital;

•the timing, form and amount of any dividend distributions;

•the timing of cash flows, if any, from the operations of our portfolio companies; and

•the ability of our Manager (defined below) to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “seeks,” “estimates,” “will,” “should,” “could,” “would,” “likely,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. You should not place undue reliance on these forward-looking statements, and our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in Amendment No. 1 to our Registration Statement on Form 10, filed with the SEC on December 15, 2025 (as amended, the “Registration Statement”) and in this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us as of the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are a Delaware limited partnership formed on November 19, 2024, and are a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). We are structured as a perpetual-life vehicle, with monthly, fully-funded subscriptions and periodic redemptions. We are conducting a continuous private offering (the “Private Offering”) of our limited partnership units (the “Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder).

Ares SME O TE LP is a Delaware series limited partnership consisting of four series, Ares SME O TE LP - Series 1, Ares SME O TE LP - Series 2, and Ares SME O TE LP − Series 3 (the “Feeder”), invests all or substantially all of its investable assets indirectly in us through Ares SME O CYM Series 1 LP, Ares SME O CYM Series 2 LP, Ares SME O CYM Series 3 LP and Ares SME O CYM Series 4 LP, respectively, all Cayman Islands exempted limited partnerships (the “Offshore Blockers”). The Feeder and its applicable series were established for certain investors with particular tax characteristics, such as tax-exempt unitholders and certain non-U.S. unitholders.

We may hold certain investments directly or indirectly through one or more entities formed by Ares SME Management O GP LLC, a Delaware limited liability company (the “General Partner”), for the purpose of directly or indirectly holding our investments. We collectively refer to all such entities as the “Intermediate Entities.” The General Partner or an affiliate may create one or more parallel and/or other alternative investment entities to facilitate investment by certain investors to accommodate legal, tax, regulatory, compliance or certain other operational requirements that will generally co-invest (either directly or indirectly) in certain investments with us on a pro rata basis (each, a “Parallel Fund”). We, the Feeder, the Offshore Blockers, any other feeder funds, any Parallel Funds and any Intermediate Entities collectively form “Ares SME Opps”, a flexible investment strategy focused on the sports, media and entertainment sectors.

The General Partner and our investment manager, Ares Capital Management LLC (the “Manager”), are subsidiaries of Ares Management Corporation (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager. The overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by our board of directors. The General Partner has delegated our portfolio management function to the Manager. The Manager is responsible for initiating, structuring and negotiating our investments. Ares Operations LLC (“Ares Operations”, or our

“administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

Our investment objective is to seek to deliver long-term capital appreciation, and to a lesser extent, generate income by investing primarily in directly originated first lien, second lien, mezzanine and other high yield debt securities, preferred equity securities, common equity securities and other equity investments in sports leagues, sports teams and sports industry related companies, as well as media and entertainment companies (collectively, the “Target SME Investments”). To a lesser extent, we also invest in liquid debt and other securities that are not directly originated, including, without limitation, broadly syndicated loans and other more liquid credit securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments and cash and cash equivalents across asset classes (including those not related to sports, media or entertainment industries) (the “Liquid Debt and Other Securities”). Liquid Debt and Other Securities may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Our investment operations commenced on December 6, 2024. On June 1, 2025 (the “Initial Closing Date”), we held our first closing for third-party investors and sold our Units as part of the Private Offering.

MACROECONOMIC ENVIRONMENT

The period ended December 31, 2025 saw an increase in investment opportunities within sports, media, and entertainment. This increase is fueled by strong fundamentals, rising demand for live, unscripted content and structural shifts, such as the centralization of media rights at the league level, that have created longer-dated, more predictable revenue streams. Further, the sector remains significantly undercapitalized, driving demand for flexible capital solutions to support future growth. These factors are expected to continue to result in increased activity and investment opportunities in the future.

PERFORMANCE SUMMARY

The following table lists the performance across all classes of Units for the three months and inception to date ended December 31, 2025.

Unit Class	Quarter To Date Total Return	Inception To Date Total Return(1)
Class A-S	2.06%	8.01%
Class A-D	2.21%	5.95%
Class A-I	2.28%	8.55%
Class E	2.28%	8.55%
Class S	2.06%	6.73%
Class D	2.21%	5.95%
Class I	2.28%	7.18%
_______________________________________________________________________________

(1)Returns shown reflect the percentage change in the transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. We did not declare or pay any distributions from inception through December 31, 2025. Returns shown are reflective of each class of Units and not of an individual investor. We believe total return is a useful measure of overall investment performance of our Units.

INVESTMENT PORTFOLIO

As of December 31, 2025, we had 106 portfolio companies with a total fair value of approximately $589 million, consisting of common equity investments, preferred equity investments, directly originated debt investments and Liquid Debt and Other Securities.

The charts below present the diversification of our portfolio companies by asset class, industry and geography as of December 31, 2025, based upon the fair value of the portfolio companies. Percentages reflect a pro forma presentation of our investments as of December 31, 2025, inclusive of any transactions which were consummated after such date but funded by us on or before December 31, 2025.

First Lien Senior Secured Loan	Sports, Media and Entertainment
First Lien Senior Secured Revolving Loan	Consumer Services
First Lien Senior Secured Delayed Draw Loan	Financial Services
Preferred Equity	Health Care Equipment and Services
Common Equity	Software and Services
Limited Partnership	Others

North America	Europe

KEY COMPONENTS OF RESULTS OF OPERATIONS

Revenues

We generate revenues primarily from our investments, including Target SME Investments. To a lesser extent, we also generate revenue in the form of interest and dividend income from our investments in Liquid Debt and Other Securities which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Expenses

The Manager expects to advance all or a portion of the organizational and offering expenses through June 1, 2026 (the first anniversary of the Initial Closing Date) (such date, or such later date as determined by the Manager in its sole discretion, the “Effective Date”). We will reimburse the Manager for all such advanced expenses ratably over a 60-month period following the Effective Date.

All investment professionals and staff of the Manager, when and to the extent engaged in providing investment management services to us, and the compensation and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Manager. Under the management agreement, we bear all other allocable costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three months ended December 31, 2025 for more information on fees and expenses.

RESULTS OF OPERATIONS

We commenced our investment operations on December 6, 2024. On June 1, 2025, we initially accepted subscriptions for Units by third-party investors.

For the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024

Operating results for the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024 were as follows:

(in thousands)	For the Three Months Ended December 31, 2025	For the period from December 6, 2024 (commencement of operations) to December 31, 2024
Total investment income	$8,546	$6
Total expenses, net of waiver of performance participation allocation and management fee	2,484	994
Net investment income (loss)	6,062	(988)
Net realized gains (losses) on investments and foreign currency	137	(3)
Net unrealized gains on investments, foreign currency and derivative contracts	4,177	31
Net increase (decrease) in net assets resulting from operations	$10,376	$(960)

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

For the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024, we recorded $8,546 and $6, respectively, of total investment income primarily due to our investment portfolio which continued to grow from $108,416 at December 31, 2024 to $589,141 at December 31, 2025.

Operating Expenses

Operating expenses for the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024 were as follows:

(in thousands)	For the Three Months Ended December 31, 2025	For the period from December 6, 2024 (commencement of operations) to December 31, 2024
Interest expense and credit facility fees	$778	$477
Organizational expenses	205	500
Offering expenses	361	—
Performance participation allocation	855	—
Administrative and other fees	370	—
Other general and administrative	770	17
Management fee	1,660	—
Total expenses	4,999	994
Waiver of performance participation allocation	(855)	—
Waiver of management fee	(1,660)	—
Total expenses, net of waiver of performance participation allocation and management fee	$2,484	$994

The General Partner agreed to waive the Performance Participation Allocation through December 31, 2025, and may extend such waiver in its sole discretion.

The Manager agreed to waive the Management Fee through December 31, 2025, and may extend such waiver in its sole discretion.

The Manager expects to advance all or a portion of the operating expenses, which includes the organizational expenses, offering expenses, and administrative and other fees, borne by us through June 1, 2026. We will reimburse the Manager for such advanced expenses ratably over a 60-month reimbursement period following the Effective Date.

Administrative and other fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers and their respective staffs.

Net Realized and Unrealized Gains on Investments, Derivative Contracts and Foreign Currency

For the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024, we recorded net realized gains (losses) on investments of $41 and $(3), respectively, primarily from full or partial sales of certain of our investments. For the three months ended December 31, 2025 and for the period from December 6, 2024 (commencement of operations) to December 31, 2024, we also recognized net realized gains on foreign currency of $96 and $0, respectively.

For the three months ended December 31, 2025, we recorded net unrealized gains on investments, including the net change in deferred tax liabilities, of $4,401. For the three months ended December 31, 2025, we also recorded net unrealized losses on derivative contracts and foreign currency of $224. For the period from December 6, 2024 (commencement of operations) to December 31, 2024, we recorded net unrealized gains on investments, including the net change in deferred tax liabilities, of $31.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of our Private Offering and cash flows from operations.

As of December 31, 2025, we had $63.7 million in cash. The primary use of our cash is to purchase investments in Target SME Investments or Liquid Debt and Other Securities, funding the cost of our operations, funding redemptions under our Unit redemption program, and funding cash distributions, if any, to the holders of the Units.

Equity Capital Activities

We, at the direction of the General Partner, have the authority to issue an unlimited number of nine classes (each a “Class”) of Units: Class S Units, Class D Units, Class N Units, Class I Units, Class A-S Units, Class A-D Units, Class A-N Units, Class A-I Units and Class E Units. Class S Units and Class N Units are available through brokerage and transaction-based accounts. The key differences among each Class of Units relate to the ongoing Servicing Fees and upfront Subscription Fees attributable to each Class.

Our issuances of Units related to monthly subscriptions are effective the first calendar day of each month. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before we determined our first Transactional NAV, the initial subscription price for Units was $25.00 per Unit net of applicable upfront Subscription Fees and Servicing Fees billed. The Transactional NAV for each Class of Units was first determined as of the end of the first full month after the Initial Closing Date, which was the Transactional NAV as of June 30, 2025. Thereafter, the Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, including the allocation/accrual of the Management Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Classes of Units, such as applicable Servicing Fees, in all cases as determined in accordance with the Manager’s valuation policy.

The following table presents transactions in Units for the three months ended December 31, 2025.

	For the Three Months Ended December 31, 2025
(in thousands)	Units	Amount
Class A-I
Subscriptions(1)	2,173	$57,906
Net increase	2,173	$57,906
Class A-S
Subscriptions(1)	5,703	$151,428
Net increase	5,703	$151,428
Class A-D
Subscriptions(1)	377	$10,000
Net increase	377	$10,000
Class I
Subscriptions(1)	409	$10,921
Net increase	409	$10,921
Class S
Subscriptions(1)	27	$718
Net increase	27	$718
Class D
Subscriptions(1)	2	$65
Net increase	2	$65
Class E
Subscriptions(1)	—	$—
Net increase	—	$—
____________________________________

(1)See “Recent Developments” below as well as Note 12 to our consolidated financial statements for the three months ended December 31, 2025 for subsequent events relating to subscription activities.

As of December 31, 2025, we had not issued any Class A-N Units or Class N Units.

Debt Capital Activities

USB Credit Facility

On December 6, 2024, we entered into a revolving credit facility with U.S. Bank (the “USB Credit Facility”) that allowed us to borrow up to $115 million at any one time outstanding. On July 28, 2025, the maximum commitment under the USB Credit Facility was reduced to $75 million at any one time outstanding. On November 25, 2025, the USB Credit Facility was terminated in accordance with its terms. There were no outstanding borrowings under the USB Credit Facility at the time of termination.

CNB Credit Facility

On February 18, 2025, we entered into a revolving credit facility with City National Bank (the “CNB Credit Facility”) that allowed us to borrow up to $186 million at any one time outstanding. The CNB Credit Facility had a stated maturity date of November 18, 2025, and it expired on that date in accordance with its terms and was not renewed. There were no outstanding borrowings under the CNB Credit Facility at the time of expiration.

Contractual Obligations and Commitments

For information on contractual obligations and commitments extending beyond December 31, 2025, see Note 8 to our consolidated financial statements for the three months ended December 31, 2025.

Transactional Net Asset Value

We calculate Transactional NAV based on the month-end value of our investments, the addition of the value of any other assets (such as cash on hand, without duplication), and the deduction of any liabilities, including the allocation/accrual of the Management Fee and the Performance Participation and the deduction of expenses attributable to certain Classes, such as applicable Servicing Fees. Transactional NAV per Unit differs from our NAV per Unit for financial reporting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”).

The following table provides details of the major components of our Transactional NAV as of December 31, 2025:

(amounts in thousands) Components of Transactional NAV	As December 31, 2025
Investments at fair value (cost $566,596)	$589,141
Cash	63,602
Cash denominated in foreign currency (cost $56)	56
Other assets	2,746
Organizational, offering and other fund expenses(1)	11,994
Other liabilities	(46,714)
Accrued servicing fees(2)	(259)
Management fee payable(3)	—
Performance participation allocation payable(4)	—
Transactional NAV	$620,566
Number of Units outstanding	22,934
_____________________________

(1)Pursuant to our Fourth Amended and Restated Limited Partnership Agreement, organizational, offering and certain fund expenses advanced on our behalf by the Manager are recognized as a reduction to Transactional NAV, ratably over 60-months, beginning on June 1, 2026.

(2)Servicing Fees are charged to Class A-S Units, Class A-N Units, Class A-D Units, Class S Units, Class N Units and Class D Units. Servicing Fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. In accordance with U.S. GAAP, our cost of unitholder Servicing Fees are accrued for the estimated life of the Units at the time the Class A-S Units, Class A-N Units, Class A-D Units, Class S Units, Class N Units and Class D Units are issued.

(3)As of December 31, 2025, there was no Management Fee accrual as the Manager waived the Management Fee through December 31, 2025.

(4)As of December 31, 2025, there was no Performance Participation Allocation accrual as the General Partner waived the Performance Participation Allocation through December 31, 2025.

The following table provides details of transactional NAV and the Transactional NAV per Unit by class as of December 31, 2025 (amounts in thousands except per Unit amounts):

Class	Transactional NAV as of December 31, 2025	Number of Outstanding Units	Transactional NAV per Unit as of December 31, 2025
Class A-S	$350,852	12,993	$27.00
Class A-D	26,114	963	$27.11
Class A-I	190,103	7,006	$27.14
Class E	29,957	1,104	$27.14
Class S	2,738	101	$27.02
Class D	273	10	$27.11
Class I	20,529	757	$27.14
Total	$620,566	22,934

Reconciliation of U.S. GAAP NAV to Transactional NAV

The following table reconciles our U.S. GAAP NAV to our Transactional NAV as of December 31, 2025:

(dollar amounts in thousands)	December 31, 2025
U.S. GAAP NAV	$589,611
Adjustments
Organizational, offering and other fund expenses(1)	11,994
Estimated servicing fees(2)	18,961
Transactional NAV	$620,566
_____________________________
(1)Represents an adjustment to reflect the recognition of organizational, offering and other fund operating expenses ratably over the 60-month reimbursement period beginning on June 1, 2026.

(2)Represents a reduction to our U.S. GAAP NAV in order to reflect Servicing Fees related to Class A-S Units, Class A-N Units, Class A-D Units, Class S Units, Class N Units and Class D Units as they are accrued for on a monthly basis. In accordance with U.S. GAAP, our cost of Servicing Fees are accrued for the estimated life of the Units at the time the Class A-S Units, Class A-N Units, Class A-D Units, Class S Units, Class N Units and Class D Units are issued. Such estimated Servicing Fees are excluded from Transactional NAV.

RECENT DEVELOPMENTS

Effective January 1, 2026, we issued approximately 1,762 Units as part of our continuous Private Offering for aggregate consideration of approximately $47.7 million. The following table details the Units issued (amounts in thousands):

Class	Number of Units Issued	Aggregate Consideration
Class A-I	387	$10,489
Class A-S	1,168	31,550
Class A-D	—	—
Class I	192	5,220
Class S	4	100
Class D	11	300
Total	1,762	$47,659

We received approximately $25.1 million of aggregate consideration relating to the issuance of Class A-I Units, Class A-S Units, Class A-D Units, Class I Units, Class S Units and Class D Units for subscriptions effective February 1, 2026.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements relies on estimates and assumptions that impact our financial position and results of operations. Please refer to Notes 2 and 4 to our consolidated financial statements for the three months ended December 31, 2025.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Manager looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued monthly at fair value as determined in good faith by the Manager based on, among other things, the input of our independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of such portfolio investments monthly, beginning as of the third quarter after origination (with certain de minimis exceptions) and under the valuation policy and a consistently applied valuation process.

Investments in our portfolio that do not have a readily available market are valued at fair value as determined in good faith by the Manager, as described herein. As part of the valuation process for investments that do not have readily available market prices, the Manager may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets, which may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Manager considers the pricing indicated by the external event to corroborate its valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The Manager undertakes a multi‑step valuation process each quarter, as described below:

•Our quarterly valuation process begins with a preliminary valuation being prepared by the investment professionals responsible for the portfolio investment in conjunction with our portfolio management and valuation team.

•Preliminary valuations are reviewed and discussed by the valuation committee of the Manager.

•When a portfolio investment is reviewed by an IVP,

◦Relevant information related to the portfolio investment is made available by the Manager to the IVP, who does not independently verify such information.

◦The IVP reviews and analyzes the information provided by the Manager, along with relevant market and economic data, and independently determines a range of values for the portfolio investments.

◦The IVP provides its analysis to the Manager to support the IVP’s valuation methodology and calculations.

•The valuation committee of the Manager determines the fair value of each investment in our portfolio without a readily available market quotation in good faith based on, among other things, the input of the IVPs, where applicable.

•When a portfolio investment is reviewed by an IVP, a positive assurance opinion or independent valuation report is issued by the IVP that confirms the fair value determined by the Manager for the portfolio investment is within the range of values independently calculated by such IVP.

When the Manager determines our transactional net asset value (“Transactional NAV”), which is the price at which transactions in the Units are made, calculated in accordance with the Manager’s valuation policy, as of the last day of a month that is not also the last day of a calendar quarter, the Manager updates the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Manager will generally value such assets at the most recent quarterly valuation unless the Manager determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Manager determines such a change has occurred with respect to one or more investments, the Manager will determine whether to update the value for each relevant investment. See Note 4 to our consolidated financial statements for the three months ended December 31, 2025 for more information on our investment valuation.

Servicing Fees

In accordance with U.S. GAAP, we accrue the estimated servicing fees for the life of outstanding Class S Units, Class A-S Units, Class N Units, Class A-N Units, Class D Units and Class A-D Units. This calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the expected life of the Units held by a unitholder and making judgments regarding market expectations, including those related to future redemptions. Servicing fees are recorded on the Consolidated Statement of Changes in Net Assets as a reduction to proceeds from Units sold.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in fair values, interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East, recent U.S. military action in Venezuela and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Item 1A. Risk Factors—Risk Factors Relating to the Fund’s Assets—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on the Fund’s business, financial condition and results of operations.”, “Item 1A. Risk Factors—Risks Relating to General Commercial Risks—Economic recessions, downturns or terrorist activities could impair the Fund’s Portfolio Companies and harm the Fund’s operating results.” and “Item 1A. Risk Factors—Risks Relating to General Commercial Risks—Inflation may adversely affect the business, results of operations and financial condition of the Fund’s Portfolio Companies.” in our Registration Statement.

Investment Valuation Risk

Investments in our portfolio that do not have a readily available market value are valued at fair value as determined in good faith by the Manager based on, among other things, the input of our IVPs that have been engaged to support the valuation of each portfolio investment without a readily available market quotation monthly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we had recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the three months ended December 31, 2025 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Item 1A. Risk Factors—Risk Factors Relating to General Commercial Risks—The Fund is exposed to risks associated with changes in interest rates, including the current interest rate environment” in our Registration Statement.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we, our General Partner, our executive officers, directors and our Manager, its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings.

We, our General Partner, and our Manager are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Manager or legal or regulatory proceedings or investigations against us or our Manager. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report, consideration should be given to the information disclosed in “Item 1A. Risk Factors” in our Registration Statement, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors previously disclosed in our Registration Statement.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 10. Recent Sales of Unregistered Securities” in our Registration Statement and Item 3.02 in our Current Report on Form 8-K filed with the SEC on December 22, 2025, for information about unregistered sales of our equity securities during the quarter ended December 31, 2025. All sales of unregistered securities during the three months ended December 31, 2025 were previously disclosed.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-56791), filed on October 17, 2025).
3.2	Fourth Amended and Restated Limited Partnership Agreement, dated as of December 10, 2025 (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-56791), filed on December 15, 2025).
10.1	Amended and Restated Dealer Manager Agreement, dated as of December 22, 2025 and effective as of January 2, 2026 by and among Ares Sports, Media and Entertainment Opportunities LP, Ares Wealth Management Solutions, LLC and Ares Management Capital Markets LLC*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
 ________________________________________

*    Filed herewith
**    This certification is not deemed filed by the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP

Date: February 17, 2026	By:	/s/ MARK AFFOLTER
Mark Affolter Chief Executive Officer

Date: February 17, 2026	By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer

Date: February 17, 2026	By:	/s/ PAUL CHO
Paul Cho Co-Chief Accounting Officer

Date: February 17, 2026	By:	/s/ KIMBERLY ZACCAGNINO
Kimberly Zaccagnino Co-Chief Accounting Officer