Form 10-Q
period 2026-03-31
Ares Sports, Media & Entertainment Opportunities LP
filed 2026-05-15
CIK 2046946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had the following limited partnership units outstanding: 8,501,517 Class A-I Units, 16,134,195 Class A-S Units, 1,076,135 Class A-D Units, 2,910 Class A-N Units, 1,488,996 Class I Units, 121,020 Class S Units, 24,048 Class D Units, 2,910 Class N Units and 1,103,950 Class E Units.

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 (unaudited) and September 30, 2025	3
	Consolidated Condensed Schedules of Investments as of March 31, 2026 (unaudited) and September 30, 2025	5
	Consolidated Statements of Operations for the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025 (unaudited)	11
	Consolidated Statements of Changes in Net Assets for the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025 (unaudited)	12
	Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and the period from December 6, 2024 (commencement of operations) to March 31, 2025 (unaudited)	14
	Notes to Consolidated Financial Statements	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52

Part II.	Other Information	53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	54
Item 6.	Exhibits	55
	Signatures	56

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per unit data)

	As of
	March 31, 2026	September 30, 2025
ASSETS	(unaudited)
Investments, at fair value (cost of $693,023 and $354,957, respectively)	$743,013	$372,227
Cash	37,704	61,776
Cash denominated in foreign currency (cost of $12,702 and $15,958, respectively)	12,820	16,007
Receivable for investments sold	2,796	—
Other assets	3,290	1,066
Accrued interest receivable	2,151	840
Total assets	$801,774	$451,916

LIABILITIES
Payable for investments purchased	32,016	52,216
Debt	—	24,000
Management fee payable	791	—
Performance participation allocation payable	4,570	—
Servicing fees payable	23,268	10,517
Accrued expenses and other liabilities	7,485	3,344
Due to Manager	2,213	2,999
Deferred tax liabilities	8,154	1,081
Interest payable	—	366
Total liabilities	78,497	94,523
Commitments and contingencies (Note 8)
NET ASSETS
Common units, par value $0.01 per unit, unlimited common units authorized; 27,096 and 14,243 common units issued and outstanding, respectively	271	142
Capital in excess of par value	686,744	349,020
Accumulated undistributed earnings	36,262	8,231
Total net assets	723,277	357,393
Total liabilities and net assets	$801,774	$451,916

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per unit data)

	As of
	March 31, 2026	September 30, 2025
	(unaudited)
NET ASSET VALUE PER UNIT
Class A-I Units:
Net assets	$227,803	$124,990
Common units outstanding ($0.01 par value, unlimited units authorized)	8,240	4,833
Net asset value per unit	$27.64	$25.86
Class A-S Units:
Net assets	$402,027	$177,933
Common units outstanding ($0.01 par value, unlimited units authorized)	15,459	7,290
Net asset value per unit	$26.01	$24.41
Class A-N Units:
Net assets	$78	$—
Common units outstanding ($0.01 par value, unlimited units authorized)	3	—
Net asset value per unit	$26.78	$—
Class A-D Units:
Net assets	$27,505	$14,916
Common units outstanding ($0.01 par value, unlimited units authorized)	1,012	586
Net asset value per unit	$27.18	$25.45
Class I Units:
Net assets	$31,186	$8,995
Common units outstanding ($0.01 par value, unlimited units authorized)	1,130	348
Net asset value per unit	$27.60	$25.86
Class S Units:
Net assets	$3,145	$1,814
Common units outstanding ($0.01 par value, unlimited units authorized)	121	74
Net asset value per unit	$25.99	$24.42
Class N Units:
Net assets	$78	$—
Common units outstanding ($0.01 par value, unlimited units authorized)	3	—
Net asset value per unit	$26.74	$—
Class D Units:
Net assets	$653	$194
Common units outstanding ($0.01 par value, unlimited units authorized)	24	8
Net asset value per unit	$27.13	$25.45
Class E Units:
Net assets	$30,802	$28,551
Common units outstanding ($0.01 par value, unlimited units authorized)	1,104	1,104
Net asset value per unit	$27.90	$25.86

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(dollars in thousands)
(unaudited)

Investments	Percentage of Net Assets	Fair Value
First Lien Senior Secured Loan
East Asia
Consumer Services	0.3%	$1,967
Total East Asia (cost $1,990)	0.3	1,967
Europe
Capital Goods	0.2	1,011
Consumer Services	0.1	747
Financial Services	0.4	2,972
Food and Beverages	0.2	1,710
Household and Personal Products	0.4	2,733
Insurance	0.3	2,402
Pharmaceuticals, Biotechnology and Life Sciences	0.5	3,464
Sports, Media and Entertainment	0.5	3,767
Total Europe (cost $18,961)	2.6	18,806
North America
Automobiles and Components	0.2	1,446
Capital Goods	3.4	25,092
Commercial and Professional Services	3.7	26,732
Consumer Distribution and Retail	0.4	2,983
Consumer Durables and Apparel	0.1	744
Consumer Services	9.9	71,738
Energy	1.2	8,563
Financial Services	2.2	15,943
Food and Beverage	0.2	1,496
Gas Utilities	0.4	2,709
Health Care Equipment and Services	5.1	36,641
Household and Personal Products	0.2	1,218
Independent Power and Renewable Electricity Producers	0.8	5,606
Insurance	1.3	9,610
Materials	0.1	934
Pharmaceuticals, Biotechnology and Life Sciences	0.3	2,420
Software and Services	3.5	24,933
Sports, Media and Entertainment	8.2	59,179
Technology Hardware and Equipment	0.5	3,435
Telecommunications Services	0.9	7,194
Transportation	1.7	12,153
Total North America (cost $323,661)	44.3	320,769
Total First Lien Senior Secured Loan (cost $344,612)	47.2%	$341,542
See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(dollars in thousands)
(unaudited)

Investments	Percentage of Net Assets	Fair Value
First Lien Senior Secured Revolving Loan
North America
Sports, Media and Entertainment	0.7%	$5,384
Total North America (cost $5,346)	0.7	5,384
Total First Lien Senior Secured Revolving Loan (cost $5,346)	0.7%	$5,384

First Lien Senior Secured Delayed Draw Loan
North America
Consumer Services	0.0%	$579
Sports, Media and Entertainment	0.2	1,214
Total North America (cost $1,877)	0.2	1,793
Total First Lien Senior Secured Delayed Draw Loan (cost $1,877)	0.2%	$1,793

Second Lien Senior Secured Loan
North America
Sports, Media and Entertainment	0.7%	$4,750
Total Second Lien Senior Secured Loan (cost $4,764)	0.7%	$4,750

Preferred Equity
North America
Consumer Services	0.7%	$4,964
Financial Services	2.8	20,739
Sports, Media and Entertainment
Melody TopCo LP, 16,526 Class A-1 Preferred Units(1)	4.4	31,495
Melody TopCo LP, 16,526 Class A-2 Preferred Units(1)	0.5	3,537
Other	5.6	40,714
Total North America (cost $101,005)	14.0	101,449
Total Preferred Equity (cost $101,005)	14.0%	$101,449

Common Equity
Europe
Sports, Media and Entertainment	6.0%	$42,957
Total Europe (cost $41,044)	6.0	42,957
North America
Consumer Services	1.9	13,913
Sports, Media and Entertainment
FEH Group, LLC, 12 Class A Common Interests	16.9	122,287
Melody Holdings LP, 15,002 Class A-1 Common Units(1)	3.7	26,666
Melody Holdings LP, 15,002 Class A-2 Common Units(1)	0.5	2,963
Other	7.8	56,623
Total North America (cost $172,275)	30.8	222,452
Total Common Equity (cost $213,319)	36.8%	$265,409

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(dollars in thousands)
(unaudited)

Investments	Percentage of Net Assets	Fair Value
Limited Partnership Interests
North America
Sports, Media and Entertainment	2.9%	$20,650
Transportation	0.2	1,786
Total North America (cost $21,849)	3.1	22,436
Total Limited Partnership Interests (cost $21,849)	3.1%	$22,436

Warrants
North America
Consumer Services	0.0%	$250
Sports, Media and Entertainment	0.0	—
Total North America (cost $251)	0.0	250
Total Warrants (cost $251)	0.0%	$250
Total Investments (cost $693,023)	102.7%	$743,013

Derivative Contracts
Forward Contracts
Foreign Currency	0.1%	$442
Total Forward Contracts	0.1%	$442

Total Derivative Contracts	0.1%	$442

(1) This investment, when aggregated with other investments of a related issuer, exceeds 5% of net assets.

See accompanying notes to consolidated financial statements

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

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(dollars in thousands)

Investments	Percentage of Net Assets	Fair Value
First Lien Senior Secured Delayed Draw Loan
North America
Consumer Services
HGC Holdings, LLC, $10,857 par value,
due 06/2029, 8.66% (SOFR + 4.50%)(1)	0.2%	$579
Total North America (cost $585)	0.2	579
Total First Lien Senior Secured Delayed Draw Loan (cost $585)	0.2%	$579

Preferred Equity
North America
Financial Services
Raine Holdings LLC, 4,902,730 shares	5.5%	$19,528
Raine Holdings AIV LLC, 4,902,730 shares(1)	0.5	1,908
Sports, Media and Entertainment
Melody TopCo LP, 16,526 Class A-1 Shares	8.3	29,843
Melody TopCo LP, 16,526 Class A-2 Shares(1)	0.9	3,316
Other	1.5	5,210
Total North America (cost $59,279)	16.7	59,805
Total Preferred Equity (cost $59,279)	16.7%	$59,805

Common Equity
Europe
Sports, Media and Entertainment	5.5%	$19,830
Total Europe (cost $15,019)	5.5	19,830
North America
Sports, Media and Entertainment
FEH Group, LLC, 12 Class A common interests	26.8	95,722
Melody Holdings LP, 15,002 Class A-1 Shares	7.6	27,004
Melody Holdings LP, 15,002 Class A-2 Shares(1)	0.8	3,000
Other	0.7	2,451
Transportation	0.4	1,500
Total North America (cost $117,799)	36.3	129,677
Total Common Equity (cost $132,818)	41.8%	$149,507

Limited Partnership Interests
North America
Sports, Media and Entertainment	2.5%	$9,105
Total North America (cost $9,105)	2.5	9,105
Total Limited Partnership Interests (cost $9,105)	2.5%	$9,105
See accompanying notes to consolidated financial statements

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

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
	2026	2025	2026	2025
INVESTMENT INCOME:
Interest	$6,510	$34	$11,471	$40
Dividend	1,938	345	5,523	345
Total investment income	8,448	379	16,994	385

EXPENSES:
Interest expense and credit facility fees	—	2,005	778	2,482
Organizational expenses	—	300	205	800
Offering expenses	132	—	493	—
Management fee	2,114	—	3,774	—
Performance participation allocation	4,570	—	5,425	—
Administrative and other fees	375	—	745	—
Other general and administrative	721	52	1,491	69
Total expenses	7,912	2,357	12,911	3,351
Waiver of management fee	—	—	(1,660)	—
Waiver of performance participation allocation	—	—	(855)	—
Total expenses, net of waiver of performance participation allocation and management fee	7,912	2,357	10,396	3,351
Net investment income (loss)	536	(1,978)	6,598	(2,966)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND DERIVATIVE CONTRACTS:
Net realized gains (losses) on investments	4,633	(3)	4,674	(6)
Net realized losses on foreign currency	(280)	(73)	(184)	(73)
Net unrealized gains on investments	25,955	1,819	31,270	1,850
Net unrealized gains (losses) on foreign currency	478	(283)	321	(283)
Net unrealized gains on derivatives contracts	723	—	656	—
Net change in deferred tax liabilities	(6,159)	—	(7,073)	—
Net realized and unrealized gains on investments, foreign currency and derivative contracts	25,350	1,460	29,664	1,488
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$25,886	$(518)	$36,262	$(1,478)

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
	2026	2025	2026	2025
Operations:
Net investment income (loss)	$536	$(1,978)	$6,598	$(2,966)
Net realized gains (losses)	4,353	(76)	4,490	(79)
Net unrealized gains	20,997	1,536	25,174	1,567
Net increase (decrease) in net assets resulting from operations	25,886	(518)	36,262	(1,478)
Units transactions:
Class A-I:
Proceeds from units issued	33,533	—	91,439	—
Net increase in net assets from unit transactions	33,533	—	91,439	—
Class A-S:
Proceeds from units issued	66,595	—	218,023	—
Servicing fees	(4,761)	—	(13,730)	—
Redeemed units, net of early redemption deduction	(25)	—	(25)
Net increase in net assets from unit transactions	61,809	—	204,268	—
Class A-N:
Proceeds from units issued	79	—	79	—
Servicing fees	(3)	—	(3)	—
Net increase in net assets from unit transactions	76	—	76	—
Class A-D:
Proceeds from units issued	1,330	—	11,330	—
Servicing fees	(45)	—	(225)	—
Net increase in net assets from unit transactions	1,285	—	11,105	—
Class I:
Proceeds from units issued	10,134	—	21,055	—
Net increase in net assets from unit transactions	10,134	—	21,055	—
Class S:
Proceeds from units issued	533	—	1,251	—
Servicing fees	(38)	—	(84)	—
Net increase in net assets from unit transactions	495	—	1,167	—
Class N:
Proceeds from units sold	79	—	79	—
Servicing fees	(3)	—	(3)	—
Net increase in net assets from unit transactions	76	—	76	—
Class D:
Proceeds from units issued	379	—	444	—
Servicing fees	(7)	—	(8)	—
Net increase in net assets from unit transactions	372	—	436	—
Class E:
Proceeds from units issued	—	—	—	—
Net increase in net assets from unit transactions	—	—	—	—
See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
Total increase (decrease) in net assets	133,666	(518)	365,884	(1,478)
Net assets, beginning of period	589,611	(960)	357,393	—
Net assets, end of period	$723,277	$(1,478)	$723,277	$(1,478)

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended March 31, 2026	For the period from December 6, 2024 (commencement of operations) to March 31, 2025
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$36,262	$(1,478)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(305)	—
Amortization of debt issuance costs	655	87
Net accretion of discount on investments	(182)	—
Net realized (gains) losses on investments	(4,674)	6
Net unrealized gains on investments	(31,270)	(1,850)
Net unrealized gains on derivative contracts	(656)	—
Purchase of investments	(428,072)	(123,735)
Proceeds from repayments or sales of investments	72,100	631
Changes in operating assets and liabilities:
Dividend receivable	—	(328)
Other assets	(379)	—
Accrued interest receivable	(1,311)	(15)
Accrued expenses and other liabilities	3,418	869
Due to Manager	(786)	—
Deferred tax liabilities	7,073	—
Servicing fees payable	233	—
Interest payable	(366)	556
Management fee payable	791	—
Performance participation allocation payable	4,570	—
Net cash used in operating activities	(342,899)	(125,257)
FINANCING ACTIVITIES:
Proceeds from issuance of units	343,700	—
Redeemed units, net of early redemption deduction	(25)	—
Servicing fees	(1,535)	—
Borrowings on debt	—	130,668
Repayments on debt	(24,000)	(1,000)
Debt issuance costs	(2,500)	(545)
Net cash provided by financing activities	315,640	129,123
CHANGE IN CASH	(27,259)	3,866
CASH, BEGINNING OF PERIOD	77,783	—
CASH, END OF PERIOD	$50,524	$3,866
Supplemental information:
Interest paid during the period	$489	$1,838
Supplemental disclosure of non cash financing activities:
Estimated servicing fees	$12,518	$—

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
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

Servicing Fees

In accordance with U.S. GAAP, the Fund accrues the estimated servicing fees for the life of outstanding Class S Units, Class A-S Units, Class N Units, Class A-N Units, Class D Units and Class A-D Units. This calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the expected life of the Units held by a unitholder and making judgments regarding market expectations, including those related to future redemptions. Servicing fees are recorded on the accompanying Consolidated Statements of Changes in Net Assets as a reduction to proceeds from Units sold.

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

Dividend Income Recognition

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the date it was received for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.

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

Results of operations based on changes in foreign exchange rates are separately disclosed in the accompanying Consolidated Statements of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Derivative Instruments

The Fund follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Fund values its derivatives at fair value with the unrealized gains or losses recorded in “Net unrealized gains (losses) on derivative contracts” in the accompanying Consolidated Statements of Operations.
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

The General Partner has reviewed all open tax years for major jurisdictions and has determined the Fund has no tax liability for any unrecognized tax benefits (“UTB”) nor did it recognize any interest and penalties related to UTB for the six months ended March 31, 2026 and for the period from December 6, 2024 (commencement of operations) to March 31, 2025.

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
Management Fee

The Manager is an affiliate of Ares and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The Manager is responsible for initiating, structuring, and negotiating the Fund’s investments. In addition, the Manager actively manages and monitors each investment to seek to maximize the value of each investment. In consideration of its investment management services, the Manager is entitled to receive a management fee (the “Management Fee”) payable by the Fund directly or indirectly through one or more Intermediate Entities, equal to, in the aggregate, (i) 1.40% of Transactional NAV of the Class S Units, Class D Units, Class N Units and Class I Units and (ii) 1.25% of Transactional NAV of the Class A-S Units, Class A-N Units, Class A-D Units and Class A-I Units, in each case, per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fees and the Performance Participation Allocation, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including corporations) through which the Fund indirectly invests (or any comparable entities of investment funds, vehicles, separate accounts and/or other similar arrangements managed, advised or operated by the General Partner, the Manager, Ares, their affiliates and/or respective partners, members, equity holders, controlling persons, directors, officers, employees, agents, representatives and advisors (other than the Fund and its alternative vehicles) (collectively, “Other Ares Funds”)) in which the Fund may directly or indirectly participate) or taxes paid by any such entity during the applicable month. The Fund, the Feeder and any Parallel Fund are each obligated to pay (without duplication) its proportional share of the Management Fee paid based on its proportional interest in the Fund, or the Intermediate Entities, as applicable. The Fund does not pay the Management Fee with respect to Class E Units, and therefore the Management Fee is a class-specific expense.

For the three and six months ended March 31, 2026, the Fund incurred a gross Management Fee of $2,114 and $3,774, respectively, of which $0 and $1,660, respectively, was waived by the Manager. The Manager agreed to waive the Management Fee through December 31, 2025. For the period from December 6, 2024 (commencement of operations) to March 31, 2025, the Fund did not incur a Management Fee.

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
For the three and six months ended March 31, 2026, the Fund incurred a Performance Participation Allocation of $4,570 and $5,425, respectively, of which $0 and $855, respectively, was waived by the General Partner. The General Partner agreed to waive the Performance Participation Allocation through December 31, 2025. For the period from December 6, 2024 (commencement of operations) to March 31, 2025, the Fund did not incur a Performance Participation Allocation.

Operating Expenses

The Manager expects to advance all or a portion of the Fund’s operating expenses, which includes the organizational expenses, offering expenses, and administrative and other fees borne by the Fund through June 1, 2026, and the Fund expects to reimburse the Manager for such advanced expenses ratably over an agreed-upon repayment period.

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

For the three and six months ended March 31, 2026, the Fund incurred $375 and $745, respectively, in administration and other fees that are reimbursable to the Fund’s administrator under the administration agreement. For the three months ended March 31, 2025 and for the period from December 6, 2024 (commencement of operations) to March 31, 2025, the Fund did not incur any administration and other fees that are reimbursable to the Fund’s administrator under the administration agreement.

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

Pursuant to the Dealer Manager Agreement, the Dealer Manager agreed to, among other things, manage the Fund’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates the Fund’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Fund’s offering, its investment strategies, material aspects of its operations and subscription procedures. The Dealer Manager is entitled to receive servicing fees monthly in arrears at an annual rate of 0.85% of the Transactional NAV attributable to Class S Units and Class A-S Units, 0.50% of the Transactional NAV attributable to Class N Units and Class A-N Units and 0.25% of the Transactional NAV attributable to Class D Units and Class A-D Units, in each case, as of the beginning of the first calendar day of the month. No servicing fee is payable with respect to Class I Units, Class A-I Units or Class E Units. The servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of the servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers or other financial intermediaries.

Servicing fees payable as of March 31, 2026 and September 30, 2025 was $23,268 and $10,517, respectively. The following table presents the servicing fees incurred for the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
	2026	2025	2026	2025
Servicing fees for the estimated life of the Fund’s units outstanding	$3,998	$—	$12,518	$—
Servicing fees billed	859	—	1,535	—
Total servicing fees incurred	$4,857	$—	$14,053	$—

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

The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of March 31, 2026:

Assets	Level 1	Level 2	Level 3	Total
Investments, at fair value
First lien senior secured loan	$—	$210,589	$130,953	$341,542
First lien senior secured revolving loan	—	—	5,384	5,384
First lien senior secured delayed draw loan	—	—	1,793	1,793
Second lien senior secured loan	—	—	4,750	4,750
Preferred equity	—	—	101,449	101,449
Common equity	—	—	265,409	265,409
Limited partnership interests	—	—	22,436	22,436
Warrants	—	—	250	250
Total investments, at fair value	$—	$210,589	$532,424	$743,013
Unfunded revolving and delayed draw loan commitments(1)	$—	$(4)	$(120)	$(124)
Derivative Contract:
Foreign currency forward contracts	$—	$442	$—	$442
_______________________________________

(1)The fair value of unfunded revolving and delayed draw loan commitments is included in “accrued expenses and other liabilities” in the accompanying Consolidated Statements of Assets and Liabilities.

The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of September 30, 2025:

Assets	Level 1	Level 2	Level 3	Total
Investments, at fair value
First lien senior secured loan	$—	$69,233	$83,213	$152,446
First lien senior secured revolving loan	—	—	785	785
First lien senior secured delayed draw loan	—	—	579	579
Preferred equity	—	—	59,805	59,805
Common equity	—	—	149,507	149,507
Limited partnership interests	—	—	9,105	9,105
Total investments, at fair value	$—	$69,233	$302,994	$372,227
Unfunded revolving and delayed draw loan commitments(1)	$—	$—	$(74)	$(74)
Derivative Contract:
Foreign currency forward contracts	$—	$(215)	$—	$(215)
_______________________________________

(1)The fair value of unfunded revolving and delayed draw loan commitments is included in “accrued expenses and other liabilities” in the accompanying Consolidated Statements of Assets and Liabilities.

The following tables summarize the significant unobservable inputs the Manager used to value the majority of the Fund’s investments categorized within Level 3 as of March 31, 2026 and September 30, 2025. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values:

		As of March 31, 2026
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loan	$129,851	Yield analysis	Market yield	8.4% - 11.7%	9.0%
	1,102	Discounted cash flow analysis	Discount rate	25.0%	25.0%
First lien senior secured revolving loan	5,384	Yield analysis	Market yield	9.7% - 11.0%	10.9%
First lien senior secured delayed draw loan	1,793	Yield analysis	Market yield	8.6% - 8.7%	8.7%
Second lien senior secured loan	4,750	Yield analysis	Market yield	10.4%	10.4%
Preferred equity	12,611	Multiple analysis	EBITDA multiple	11.2x - 19.2x	15.6x
	25,000	Multiple analysis	Revenue multiple	10.4x	10.4x
	2,500	Multiple analysis	EV multiple	1.0x	1.0x
	61,338	Yield analysis	Market yield	9.5% - 13.5%	10.8%
Common equity	192,294	Multiple analysis	Revenue multiple	3.9x - 14.4x	11.4x
	72,872	Multiple analysis	EBITDA multiple	5.7x - 24.5x	15.4x
	243	Discounted cash flow analysis	Discount rate	25.0%	25.0%
Limited partnership interests	20,650	Multiple analysis	Net revenue share	13.3x	13.3x
	1,786	Multiple analysis	EBITDA multiple	15.0x	15.0x
Warrants	250	Multiple analysis	EV multiple	1.0x	1.0x
Total Level 3 investments	$532,424
________________________________________

(1)Unobservable inputs were weighted by the relative fair value of investments.

	As of September 30, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loan	$83,213	Yield analysis	Market yield	8.9% - 9.9%	9.4%
First lien senior secured revolving loan	785	Yield analysis	Market yield	9.1% - 9.8%	9.5%
First lien senior secured delayed draw loan	579	Yield analysis	Market yield	8.7%	8.7%
Preferred equity	38,369	Multiple analysis	EBITDA multiple	7.5x - 14.1x	13.2x
	21,436	Yield analysis	Market yield	9.5%	9.5%
Common equity	104,675	Multiple analysis	Revenue multiple	2.2x - 11.5x	10.9x
	44,832	Multiple analysis	EBITDA multiple	6.7x - 14.7x	11.9x
Limited partnership interests	9,105	Multiple analysis	Revenue multiple	14.6x	14.6x
Total Level 3 investments	$302,994
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

The following tables present changes in investments that use Level 3 inputs as of March 31, 2026 and for the three and six months ended March 31, 2026:

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Second Lien Senior Secured Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Warrants	Total
Balance as of December 31, 2025	$127,774	$5,900	$2,541	$—	$90,882	$188,446	$10,878	$—	$426,421
Net realized gains	405	88	11	—	—	4,256	—	—	4,760
Net unrealized gains (losses)	(399)	(92)	37	(14)	286	30,717	357	(1)	30,891
Purchase of investments	25,072	630	3,863	4,764	10,280	54,542	11,201	251	110,603
Proceeds from sales and principal paydowns and return of capital	(22,042)	(4,730)	(1,074)	—	—	(12,552)	—	—	(40,398)
PIK interest and dividends	79	—	—	—	—	—	—	—	79
Net accretion of discounts on investments	64	(3)	6	—	1	—	—	—	68
Balance as of March 31, 2026	$130,953	$1,793	$5,384	$4,750	$101,449	$265,409	$22,436	$250	$532,424
Net change in unrealized gains (losses) from investments held at March 31, 2026	$18	$117	$37	$(14)	$287	$34,974	$—	$—	$35,419

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Second Lien Senior Secured Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Warrants	Total
Balance as of September 30, 2025	$83,213	$579	$785	$—	$59,805	$148,007	$10,605	$—	$302,994
Net realized gains	403	88	57	—	—	4,256	—	—	4,804
Net unrealized gains (losses)	230	(84)	39	(14)	(83)	35,402	588	(1)	36,077
Purchase of investments	68,990	5,950	6,636	4,764	41,726	91,297	11,243	251	230,857
Proceeds from sales and principal paydowns and return of capital	(22,289)	(4,742)	(2,140)	—	—	(13,553)	—	—	(42,724)
PIK interest and dividends	305	—	—	—	—	—	—	—	305
Net accretion of discounts on investments	101	2	7	—	1	—	—	—	111
Balance as of March 31, 2026	$130,953	$1,793	$5,384	$4,750	$101,449	$265,409	$22,436	$250	$532,424
Net change in unrealized gains (losses) from investments held at March 31, 2026	$813	$119	$120	$(14)	$444	$56,346	$—	$—	$57,828

There were no investment transfers into or out of Level 3 for the three and six months ended March 31, 2026.

The following tables present changes in investments that use Level 3 inputs as of March 31, 2025 and for the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025:

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Total
Balance as of December 31, 2024	$—	$—	$—	$20,038	$85,878	$—	$105,916
Net unrealized gains	—	—	—	73	1,760	—	1,833
Purchase of investments	—	—	—	—	8,488	8,105	16,593
Balance as of March 31, 2025	$—	$—	$—	$20,111	$96,126	$8,105	$124,342
Net change in unrealized gains from investments held at March 31, 2025	$—	$—	$—	$72	$1,760	$—	$1,832

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Total
Balance as of December 6, 2024	$—	$—	$—	$—	$—	$—	$—
Net realized losses	—	—	—	(3)	—	—	(3)
Net unrealized gains	—	—	—	111	1,760	—	1,871
Purchase of investments	—	—	—	20,003	94,366	8,105	122,474
Balance as of March 31, 2025	$—	$—	$—	$20,111	$96,126	$8,105	$124,342
Net change in unrealized gains from investments held at March 31, 2025	$—	$—	$—	$111	$1,760	$—	$1,871

There were no investment transfers into or out of Level 3 for the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025.

5. DERIVATIVE INSTRUMENTS

The Fund recognizes all of its derivative instruments at fair value as either assets or liabilities in the accompanying Consolidated Statements of Assets and Liabilities. The changes in the fair value are included in the accompanying Consolidated Statements of Operations. The Fund is exposed to certain risks relating to their ongoing operations; the primary risk managed by using derivative instruments is foreign currency risk. As of March 31, 2026 and September 30, 2025, the only instruments meeting the definition of a derivative instrument held by the Fund were foreign currency forward contracts. The Fund enters into foreign currency forward contracts from time to time to help mitigate its foreign currency risk exposure. As of March 31, 2026 and September 30, 2025, the counterparty to the Fund’s foreign currency forward contracts was Macquarie Bank Limited.

Certain information related to the Fund’s derivative instruments as of March 31, 2026 and September 30, 2025 is presented below.

	As of March 31, 2026
Derivative Instrument	Notional Amount	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location of Net Amounts
Foreign currency forward contracts	€30,000	$70	$—	Other assets
Foreign currency forward contracts	£14,087	268	—	Other assets
Foreign currency forward contracts	€10,976	134	(30)	Other assets
		$472	$(30)

	As of September 30, 2025
Derivative Instrument	Notional Amount	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location of Net Amounts
Foreign currency forward contracts	£11,900	$—	$(54)	Accrued expenses and other liabilities
Foreign currency forward contracts	€8,000	—	(161)	Accrued expenses and other liabilities
		$—	$(215)

Net unrealized gains (losses) on derivative instruments recognized by the Fund for the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025 are in the following location in the accompanying Consolidated Statements of Operations:

		For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
Derivative Instrument	Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net unrealized gains on derivative contracts	$723	$—	$656	$—
Total		$723	$—	$656	$—

Offsetting Arrangements

Although the Fund generally presents derivative instruments on a gross basis in the accompanying Consolidated Statements of Assets and Liabilities, certain derivatives are subject to enforceable master netting arrangements with certain counterparties which allow for the derivatives to be offset.

The following tables present the rights of setoff and related arrangements associated with the Fund’s derivative instruments as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026
				Gross Amounts Not Offset in the Consolidated Statements of Assets and Liabilities
Description	Gross Amount of Recognized Assets (Liabilities)	Gross Amount offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Collateral (Received) Pledged	Net Amount
Assets:
Foreign currency forward contract	$472	$(30)	$442	$—	$—	$442
Total	$472	$(30)	$442	$—	$—	$442
Liabilities:
Foreign currency forward contracts	$(30)	$30	$—	$—	$—	$—
Total	$(30)	$30	$—	$—	$—	$—

	As of September 30, 2025
				Gross Amounts Not Offset in the Consolidated Statements of Assets and Liabilities
Description	Gross Amount of Recognized Assets (Liabilities)	Gross Amount offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Collateral (Received) Pledged	Net Amount
Liabilities:
Foreign currency forward contracts	$(215)	$—	$(215)	$—	$—	$(215)
Total	$(215)	$—	$(215)	$—	$—	$(215)

6. DEBT

JPM Credit Facility

On March 27, 2026, ASME O Holdings I Finco LLC (“Company I”), ASME O Holdings II Finco LLC (“Company II”), and ASME O Holdings III Finco LLC (“Company III” and, together with Company I and Company II, the “Fincos”), each an indirect subsidiary of the Fund, entered into a senior secured revolving credit facility with JPMorgan Chase Bank, N.A. (the “JPM Credit Facility”), that allowed the Fincos to borrow up to $125,000 (subject to a scheduled increase to $250,000 on April 28, 2026) at any one time outstanding. As of March 31, 2026, the end of the reinvestment period and the stated maturity date for the JPM Credit Facility is March 27, 2029 and March 27, 2031, respectively. See Note 12 for a subsequent event related to the JPM Credit Facility.

The obligations of the Fincos under the JPM Credit Facility are secured by substantially all of the assets held by the Fincos, including certain portfolio investments held or acquired by the Fincos, or contributed to the Fincos from time to time. Amounts available to borrow under the JPM Credit Facility are subject to borrowing base, leverage and other restrictions. The Fund is also required to comply with various covenants, reporting requirements and other customary requirements for similar agreements. These covenants are subject to certain limitations and exceptions that are described in the documents governing the JPM Credit Facility. As of March 31, 2026, the Fund was in compliance in all material respects with the terms of the JPM Credit Facility.

In connection with the entry into the JPM Credit Facility, the Fund entered into a guarantee and security agreement pursuant to which the Fund unconditionally and irrevocably guarantees payment and satisfaction of the obligations of the Fincos under the JPM Credit Facility (“Guarantee Agreement”). The obligations by the Fund under the Guarantee Agreement are full recourse obligations and payment is due upon demand. The Guarantee Agreement contains customary representations and warranties by the Fund and the Fund is required to comply with various customary covenants. As of March 31, 2026, there were no outstanding borrowings under the JPM Credit Facility. The interest charged on the JPM Credit Facility is based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin between 1.50% and 3.27% per annum, depending on the type of related collateral and currency of the borrowing. The Fincos are also required to pay, among other fees, a commitment fee dependent between 0.50% and 1.50% on the aggregate amount of unused commitments under the JPM Credit Facility.

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

The interest charged on the USB Credit Facility was based on the SOFR plus an applicable spread of 1.80%. The Fund was also required to pay a commitment fee of 0.25% per annum depending on the size of the unused portion of the USB Credit Facility.

For the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balances for the USB Credit Facility were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$1,792	$—	$2,246
Unused commitment fees	—	2	1	5
Amortization of debt issuance costs	—	67	378	87
Total interest expense and credit facility fees	$—	$1,861	$379	$2,338
Cash paid for interest expense	$—	$1,812	$74	$1,812
Average stated interest rate	—%	6.38%	—%	6.38%
Average outstanding balance	$—	$112,500	$—	$112,500

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

For the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balances for the CNB Credit Facility were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
	2026	2025	2026	2025
Stated interest expense	$—	$41	$38	$41
Unused commitment fees	—	103	84	103
Amortization of debt issuance costs	—	—	277	—
Total interest expense and credit facility fees	$—	$144	$399	$144
Cash paid for interest expense	$—	$26	$415	$26
Average stated interest rate	—%	4.15%	5.44%	4.15%
Average outstanding balance	$—	$4,259	$1,826	$4,259

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

The following table presents transactions in Units for the three and six months ended March 31, 2026.

	For the Three Months Ended March 31, 2026		For the Six Months Ended March 31, 2026
	Units	Amount	Units	Amount
Class A-I
Subscriptions(1)	1,234	$33,533	3,407	$91,439
Net increase	1,234	$33,533	3,407	$91,439
Class A-S
Subscriptions(1)	2,467	$66,595	8,170	$218,023
Redeemed units, net of early redemption deduction	(1)	(25)	(1)	(25)
Net increase	2,466	$66,570	8,169	$217,998
Class A-N(2)
Subscriptions(1)	3	$79	3	$79
Net increase	3	$79	3	$79
Class A-D
Subscriptions(1)	49	$1,330	426	$11,330
Net increase	49	$1,330	426	$11,330
Class I
Subscriptions(1)	373	$10,134	782	$21,055
Net increase	373	$10,134	782	$21,055
Class S
Subscriptions(1)	20	$533	47	$1,251
Net increase	20	$533	47	$1,251
Class N(2)
Subscriptions(1)	3	$79	3	$79
Net increase	3	$79	3	$79
Class D
Subscriptions(1)	14	$379	16	$444
Net increase	14	$379	16	$444
Class E
Subscriptions(1)	—	$—	—	$—
Net increase	—	$—	—	$—
____________________________________

(1)See Note 12 for information on subsequent events related to subscription activities.

(2)The date of the first sale of Class A-N Units and Class N Units was March 1, 2026.

The Fund had not received subscriptions during the period from December 6, 2024 (commencement of operations) to March 31, 2025.

Unit Redemption Program

The General Partner has adopted a Unit redemption program (the “Unit Redemption Program”) whereby the Fund is expected to redeem in each calendar quarter up to 3% of Units outstanding (by aggregate NAV) measured as of the close of the previous calendar quarter (the “Redemption Date”). The Unit Redemption Program commenced beginning the first calendar quarter of 2026.

Any redemption requests for Units that have been outstanding for fewer than 18 months will be subject to an early redemption deduction equal to 5% of the Transactional NAV of the Units being redeemed, calculated as of the Redemption Date (the “Early Redemption Deduction”).

If the General Partner determines to redeem some but not all of the Units submitted for redemption during any quarter or if redemption requests during any quarter exceed 3% of the Units outstanding (by aggregate NAV) measured on the close of the previous calendar quarter, Units submitted for redemption during such calendar quarter will be redeemed on a pro rata basis after the Fund has redeemed all Units for which redemption has been requested due to death or qualifying disability submitted for redemption during any calendar quarter.

During the three and six month periods ended March 31, 2026, 1 Unit and 1 Unit, respectively, were redeemed for an aggregate value, net of the Early Redemption Deduction, of $25 and $25, respectively.

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

Investment Commitments

The Fund has various commitments to fund investments in its portfolio. As of March 31, 2026 and September 30, 2025, the Fund had the following commitments to fund various revolving and delayed draw term senior secured loans:

	As of
	March 31, 2026	September 30, 2025
Total revolving and delayed draw term loan commitments	$58,694	$22,764
Less: funded commitments	(7,341)	(1,458)
Total net unfunded revolving and delayed draw term loan commitments	$51,353	$21,306

In addition, as of March 31, 2026 and September 30, 2025, the Fund was party to agreements to fund equity investment commitments as follows:

	As of
	March 31, 2026	September 30, 2025
Total equity commitments	$60,625	$41,270
Less: funded commitments	(21,834)	—
Total net unfunded equity commitments	$38,791	$41,270

9. INCOME TAXES

The Fund may be subject to taxes in various jurisdictions in which it invests. These taxes are accrued and withheld if applicable. The Fund records interest and penalties, if any, to the extent incurred related to income taxes within the accompanying Consolidated Statements of Operations. For the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025, there were no interest or penalties incurred.

Certain of the Fund’s consolidated subsidiaries are subject to U.S. federal and state income taxes and therefore may be subject to current and deferred tax liabilities.

The Manager has evaluated the tax positions as of March 31, 2026 and determined that there are no uncertain tax positions that would require a liability for unrecognized tax benefits in the financial statements.

The effective income tax rate for the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025 differed from the federal statutory rate for the following reasons:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
	2026	2025	2026	2025
Income tax expense at federal statutory rate	21.0%	—%	21.0%	—%
State and local taxes, net of federal benefit	1.0	—	1.0	—
Permanent items	0.3	—	0.3	—
Total effective income tax rate	22.3%	—%	22.3%	—%

10. FINANCIAL HIGHLIGHTS

The following financial highlights as of March 31, 2026 and for the six months ended March 31, 2026 are calculated for the unitholders as a whole. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements for each Class of Units. The Fund had not received subscriptions as of March 31, 2025 and for the period from December 6, 2024 (commencement of operations) to March 31, 2025.

	As of and For the Six Months Ended March 31, 2026
	Class A-I	Class A-S	Class A-N (4)	Class A-D	Class I	Class S	Class N (4)	Class D	Class E
Per unit data:
Net asset value at beginning of period	$25.86	$24.41	$25.86	$25.45	$25.86	$24.42	$25.86	$25.45	$25.86
Net investment income for period(1)	0.62	0.44	(0.59)	0.59	0.07	0.61	(0.63)	0.02	1.41
Net realized and unrealized gains(1)	1.16	2.17	2.38	1.35	1.67	1.72	2.38	2.14	0.63
Net increase in net assets from operations	1.78	2.61	1.79	1.94	1.74	2.33	1.75	2.16	2.04
Servicing fee(1)	—	(1.01)	(0.87)	(0.21)	—	(0.76)	(0.87)	(0.48)	—
Total increase in net assets	1.78	1.60	0.92	1.73	1.74	1.57	0.88	1.68	2.04
Net asset value at the end of period	$27.64	$26.01	$26.78	$27.18	$27.60	$25.99	$26.74	$27.13	$27.90
Total return based on net asset value before performance participation allocation(2)	7.67%	7.39%	4.23%	7.51%	7.85%	7.41%	4.21%	7.82%	7.89%
Performance participation allocation	(0.79)%	(0.84)%	(0.67)%	(0.71)%	(1.12)%	(0.98)%	(0.81)%	(1.22)%	0.00%
Total return based on net asset value after performance participation allocation(2)	6.88%	6.55%	3.56%	6.80%	6.73%	6.43%	3.40%	6.60%	7.89%
Units outstanding, end of period	8,240	15,459	3	1,012	1,130	121	3	24	1,104
Ratio / Supplemental Data:
Net assets at end of period	$227,803	$402,027	$78	$27,505	$31,186	$3,145	$78	$653	$30,802
Ratio of operating expenses (excluding waiver of performance participation allocation, performance participation allocation and waiver of management fee) to weighted average net assets(3)	2.38%	6.09%	5.02%	3.20%	2.39%	5.37%	5.18%	4.09%	1.17%
Ratio of waiver of management fee to weighted average net assets(3)	(0.29)%	(0.29)%	0.00%	(0.32)%	(0.25)%	(0.34)%	0.00%	(0.22)%	0.00%
Ratio of performance participation allocation to weighted average net assets(3)	0.91%	0.95%	0.65%	0.83%	1.23%	1.13%	0.78%	1.28%	0.00%

Ratio of waiver of performance participation allocation to weighted average net assets(3)	(0.15)%	(0.15)%	0.00%	(0.15)%	(0.15)%	(0.18)%	0.00%	(0.11)%	0.00%
Ratio of operating expenses (including waiver of performance participation allocation, performance participation allocation and waiver of management fee) to weighted average net assets(3)	2.85%	6.60%	5.67%	3.56%	3.22%	5.98%	5.96%	5.04%	1.17%
Ratio of net investment income (loss) to weighted average net assets(3)	3.94%	3.42%	0.65%	3.85%	1.83%	4.01%	0.36%	1.58%	7.53%
____________________________________

(1)Weighted average basic per unit data.

(2)For the six months ended March 31, 2026, the total return based on NAV equaled the change in NAV during the period plus distributions declared and payable divided by the beginning NAV for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount for all income, expenses and the corresponding waivers other than organizational expenses, offering expenses, waiver of performance participation allocation, performance participation allocation, income tax expense and waiver of management fee.

(4)The date of the first sale of Class A-N Units and Class N Units was March 1, 2026.

11. SEGMENT REPORTING

The Fund operates through a single operating and reporting segment with an investment objective to seek long-term capital appreciation and to a lesser extent, generate income by investing primarily in Target SME Investments. The chief operating decision maker (“CODM”) is comprised of the Fund’s chief executive officer, co-presidents, chief financial officer and chief operating officer and the CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in net assets resulting from operations (“net income”). As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

12. SUBSEQUENT EVENTS

The Manager has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this consolidated financial statements or accompanying notes, except as discussed below.

On April 28, 2026, pursuant to the terms of the JPM Credit Facility, the aggregate commitments of the lenders thereunder increased from $125,000 to $250,000. The other terms of the JPM Credit Facility remained materially unchanged.

Effective April 1, 2026, the Fund issued approximately 1,360 Units as part of its continuous Private Offering for aggregate consideration of $38,106. The following table details the Units issued:

Unit Class	Number of Units Issued	Aggregate Consideration
Class A-I	261	$7,343
Class A-S	676	18,873
Class A-D	64	1,800
Class I	359	10,090
Total	1,360	$38,106

The Fund received $26,919 of aggregate consideration relating to the issuance of Class A-I Units, Class A-S Units, Class A-D Units, Class I Units, Class S Units and Class D Units for subscriptions effective May 1, 2026.

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

•ongoing conflicts in the Middle East and South America and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;

•the impact of the development and use of artificial intelligence and potential impact to certain of our portfolio companies;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “seeks,” “estimates,” “will,” “should,” “could,” “would,” “likely,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. You should not place undue reliance on these forward-looking statements, and our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in Amendment No. 1 to our Registration Statement on Form 10, filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2025 (as amended, the “Registration Statement”) and in this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us as of the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Ares SME O TE LP is a Delaware series limited partnership consisting of four series, Ares SME O TE LP - Series 1, Ares SME O TE LP - Series 2, Ares SME O TE LP - Series 3 and Ares SME O TE LP − Series 4 (the “Feeder”), invests all or substantially all of its investable assets indirectly in us through Ares SME O CYM Series 1 LP, Ares SME O CYM Series 2 LP, Ares SME O CYM Series 3 LP and Ares SME O CYM Series 4 LP, respectively, all Cayman Islands exempted limited partnerships (the “Offshore Blockers”). The Feeder and its applicable series were established for certain investors with particular tax characteristics, such as tax-exempt unitholders and certain non-U.S. unitholders.

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

MACROECONOMIC ENVIRONMENT

The period ended March 31, 2026 saw broader market volatility given the escalating concerns around AI-driven disruption and broader geopolitical uncertainty. Importantly, periods of market dislocation can create increased investment opportunities within sports, media, and entertainment. This increase is fueled by strong fundamentals that exhibit low correlation to broader market dynamics, including rising demand for live, unscripted content and structural shifts, such as the centralization of media rights at the league level, that have created longer-dated, more predictable revenue streams. Further, the sector remains significantly undercapitalized, driving demand for flexible capital solutions to support future growth. These factors are expected to continue to result in increased activity and investment opportunities in the future.

PERFORMANCE SUMMARY

The following table lists the performance across all classes of Units for the three months, six months and inception to date ended March 31, 2026.

Unit Class	Inception Date	Quarter To Date Total Return	Year To Date Total Return	Inception To Date Total Return(1)
Class A-S	June 1, 2025	3.46%	5.60%	11.75%
Class A-N(2)	March 1, 2026	3.58%	3.58%	3.58%
Class A-D	September 1, 2025	3.62%	5.91%	5.91%
Class A-I	June 1, 2025	3.68%	6.04%	12.54%
Class E	June 1, 2025	4.64%	7.03%	13.59%
Class S	July 1, 2025	3.32%	5.45%	10.27%
Class N(2)	March 1, 2026	3.44%	3.44%	3.44%
Class D	September 1, 2025	3.45%	5.74%	9.60%
Class I	July 1, 2025	3.52%	5.88%	10.95%

_______________________________________________________________________________

(1)Returns shown reflect the percentage change in the transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. We did not declare or pay any distributions from inception through March 31, 2026. Returns shown are reflective of each class of Units and not of an individual investor. We believe total return is a useful measure of overall investment performance of our Units.

(2)The date of the first sale of Class A-N Units and Class N Units was March 1, 2026.

INVESTMENT PORTFOLIO

As of March 31, 2026, we had 31 portfolio companies with a total fair value of approximately $547 million in Targeted SME Investments, as well as an additional 110 investments in Liquid Debt and Other Securities with a total fair value of approximately $196 million.

The tables below present the diversification of our portfolio companies by asset class, industry and geography as of March 31, 2026, based upon the fair value of Targeted SME Investments. Percentages reflect a pro forma presentation of our investments as of March 31, 2026, inclusive of any transactions which were consummated after such date but funded by us on or before March 31, 2026.

As of March 31, 2026
Asset Class
First lien senior secured loan	27%
First lien senior secured revolving loan	1
Second lien senior secured loan	1
Preferred equity	19
Common equity	48
Limited partnership	4
Total	100%

As of March 31, 2026
Industry
Sports, Media and Entertainment	76%
Consumer Services	15
Financial Services	4
Commercial and Professional Services	2
Transportation	2
Telecommunication Services	1
Total	100%

As of March 31, 2026
Geographic Region
North America	92%
Europe	8
Total	100%

KEY COMPONENTS OF RESULTS OF OPERATIONS

Revenues

We generate revenues primarily from our investments, including Target SME Investments. To a lesser extent, we also generate revenue in the form of interest and dividend income from our investments in Liquid Debt and Other Securities which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Expenses

The Manager expects to continue to advance all or a portion of the organizational and offering expenses through June 1, 2026 (the first anniversary of the Initial Closing Date) (such date, or such later date as determined by the Manager in its sole discretion, the “Effective Date”). We expect to reimburse the Manager for all such advanced expenses ratably over a 60-month period following the Effective Date.

All investment professionals and staff of the Manager, when and to the extent engaged in providing investment management services to us, and the compensation and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Manager. Under the management agreement, we bear all other allocable costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three and six months ended March 31, 2026 for more information on fees and expenses.

RESULTS OF OPERATIONS

We commenced our investment operations on December 6, 2024. On June 1, 2025, we initially accepted subscriptions for Units by third-party investors.

For the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025

Operating results for the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025 were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
(in thousands)	2026	2025	2026	2025
Total investment income	$8,448	$379	$16,994	$385
Total expenses, net of waiver of performance participation allocation and management fee	7,912	2,357	10,396	3,351
Net investment income (loss)	536	(1,978)	6,598	(2,966)
Net realized gains (losses) on investments and foreign currency	4,353	(76)	4,490	(79)
Net unrealized gains on investments, foreign currency and derivative contracts	20,997	1,536	25,174	1,567
Net increase (decrease) in net assets resulting from operations	$25,886	$(518)	$36,262	$(1,478)

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

For the three and six months ended March 31, 2026, we recorded $8.4 million and $17.0 million, respectively, of total investment income primarily due to our investment portfolio which continued to grow from $108.4 million at December 31, 2024 to $743.0 million at March 31, 2026.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2026, the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025 were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the period from December 6, 2024 (commencement of operations) to March 31,
(in thousands)	2026	2025	2026	2025
Interest expense and credit facility fees	$—	$2,005	$778	$2,482
Organizational expenses	—	300	205	800
Offering expenses	132	—	493	—
Management fee	2,114	—	3,774	—
Performance participation allocation	4,570	—	5,425	—
Administrative and other fees	375	—	745	—
Other general and administrative	721	52	1,491	69
Total expenses	7,912	2,357	12,911	3,351
Waiver of management fee	—	—	(1,660)	—
Waiver of performance participation allocation	—	—	(855)	—
Total expenses, net of waiver of performance participation allocation and management fee	$7,912	$2,357	$10,396	$3,351

The Manager agreed to waive the Management Fee through December 31, 2025.

The General Partner agreed to waive the Performance Participation Allocation through December 31, 2025.

The Manager expects to advance all or a portion of the operating expenses, which includes the organizational expenses, offering expenses, and administrative and other fees, borne by us through June 1, 2026. We expect to reimburse the Manager for such advanced expenses ratably over a 60-month reimbursement period following the Effective Date.

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

Net Realized and Unrealized Gains on Investments, Derivative Contracts and Foreign Currency

For the three and six months ended March 31, 2026, we recorded net realized gains on investments of $4.6 million and $4.7 million, respectively, primarily from full or partial sales of certain of our investments and also recognized net realized losses on foreign currency of $0.3 million and $0.2 million, respectively.

For the three and six months ended March 31, 2026, we recorded net unrealized gains on investments, including the net change in deferred tax liabilities, of $19.8 million and $24.2 million, respectively, and also recorded net unrealized gains on derivative contracts and foreign currency of $1.2 million and $1.0 million, respectively. For the three months ended March 31, 2025 and the period from December 6, 2024 (commencement of operations) to March 31, 2025, we recorded net unrealized gains on investments, including the net change in deferred tax liabilities, of $1.8 million and $1.9 million, respectively, and also recorded net unrealized losses on derivative contracts and foreign currency of $0.3 million and $0.3 million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of our Private Offering and cash flows from operations.

As of March 31, 2026, we had $50.5 million in cash. The primary use of our cash is to purchase investments in Target SME Investments or Liquid Debt and Other Securities, funding the cost of our operations, funding redemptions under our Unit redemption program, and funding cash distributions, if any, to the holders of the Units.

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

Our issuances of Units related to monthly subscriptions are effective the first calendar day of each month. The purchase price per Unit of each Class is equal to the transactional net asset value (“Transactional NAV”) per Unit for such Class as of the last calendar day of the immediately preceding month. Before we determined our first Transactional NAV, the initial subscription price for Units was $25.00 per Unit net of applicable upfront Subscription Fees and Servicing Fees billed. The Transactional NAV for each Class of Units was first determined as of the end of the first full month after the Initial Closing Date, which was the Transactional NAV as of June 30, 2025. Thereafter, the Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, including the allocation/accrual of the Management Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Classes of Units, such as applicable Servicing Fees, in all cases as determined in accordance with the Manager’s valuation policy.

The following table presents transactions in Units for the three and six months ended March 31, 2026.

	For the Three Months Ended March 31, 2026		For the Six Months Ended March 31, 2026
(in thousands)	Units	Amount	Units	Amount
Class A-I
Subscriptions(1)	1,234	$33,533	3,407	$91,439
Net increase	1,234	$33,533	3,407	$91,439
Class A-S
Subscriptions(1)	2,467	$66,595	8,170	$218,023
Redeemed units, net of early redemption deduction	(1)	(25)	(1)	(25)
Net increase	2,466	$66,570	8,169	$217,998
Class A-N(2)
Subscriptions(1)	3	$79	3	$79
Net increase	3	$79	3	$79
Class A-D
Subscriptions(1)	49	$1,330	426	$11,330
Net increase	49	$1,330	426	$11,330
Class I
Subscriptions(1)	373	$10,134	782	$21,055
Net increase	373	$10,134	782	$21,055
Class S
Subscriptions(1)	20	$533	47	$1,251
Net increase	20	$533	47	$1,251
Class N(2)
Subscriptions(1)	3	$79	3	$79
Net increase	3	$79	3	$79
Class D
Subscriptions(1)	14	$379	16	$444
Net increase	14	$379	16	$444
Class E
Subscriptions(1)	—	$—	—	$—
Net increase	—	$—	—	$—
____________________________________

(1)See “Recent Developments” below as well as Note 12 to our consolidated financial statements for the three and six months ended March 31, 2026 for subsequent events relating to subscription activities.

(2)The date of the first sale of Class A-N Units and Class N Units was March 1, 2026.

Unit Redemption Program

The General Partner has adopted a Unit redemption program (the “Unit Redemption Program”) whereby we expect to redeem in each calendar quarter up to 3% of Units outstanding (by aggregate NAV) measured as of the close of the previous calendar quarter (the “Redemption Date”). The Unit Redemption Program commenced beginning the first calendar quarter of 2026.

Any redemption requests for Units that have been outstanding for fewer than 18 months will be subject to an early redemption deduction equal to 5% of the Transactional NAV of the Units being redeemed, calculated as of the Redemption Date (the “Early Redemption Deduction”).

If the General Partner determines to redeem some but not all of the Units submitted for redemption during any quarter or if redemption requests during any quarter exceed 3% of the Units outstanding (by aggregate NAV) measured on the close of the previous calendar quarter, Units submitted for redemption during such calendar quarter will be redeemed on a pro rata basis after we redeemed all Units for which redemption has been requested due to death or qualifying disability submitted for redemption during any calendar quarter.

During the three and six month periods ended March 31, 2026, 1,000 Units and 1,000 Units, respectively, were redeemed for an aggregate value, net of the Early Redemption Deduction, of $25 thousand and $25 thousand, respectively.

Debt Capital Activities

JPM Credit Facility

On March 27, 2026, ASME O Holdings I Finco LLC (“Company I”), ASME O Holdings II Finco LLC (“Company II”), and ASME O Holdings III Finco LLC (“Company III” and, together with Company I and Company II, the “Fincos”), each an indirect subsidiary of us, entered into a senior secured revolving credit facility with JPMorgan Chase Bank, N.A. (the “JPM Credit Facility”) that allowed the Fincos to borrow up to $125 million (subject to a scheduled increase to $250 million on April 28, 2026) at any one time outstanding. As of March 31, 2026, the end of the reinvestment period and the stated maturity date for the JPM Credit Facility were March 27, 2029 and March 27, 2031, respectively. The interest rate charged on the JPM Credit Facility is based on SOFR plus an applicable margin between 1.50% and 3.27% per annum, depending on the type of related collateral and currency of the borrowing. The Fincos are also required to pay, among other fees, a commitment fee dependent between 0.50% and 1.50% on the aggregate amount of unused commitments under the JPM Credit Facility. As of March 31, 2026, there were no outstanding borrowings under the JPM Credit Facility and we were in compliance in all material respects with the terms of the JPM Credit Facility. See “Recent Developments,” as well as Note 12 to our consolidated financial statements for the three months ended March 31, 2026 for a subsequent event relating to the JPM Credit Facility.

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

CNB Credit Facility

On February 18, 2025, we entered into a revolving credit facility with City National Bank (the “CNB Credit Facility”) that allowed us to borrow up to approximately $186 million at any one time outstanding. The CNB Credit Facility had a stated maturity date of November 18, 2025, and it expired on that date in accordance with its terms and was not renewed. There were no outstanding borrowings under the CNB Credit Facility at the time of expiration.

Contractual Obligations and Commitments

For information on contractual obligations and commitments extending beyond March 31, 2026, see Note 8 to our consolidated financial statements for the three and six months ended March 31, 2026.

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

The following table provides details of the major components of our Transactional NAV as of March 31, 2026:

(amounts in thousands) Components of Transactional NAV	As of March 31, 2026
Investments at fair value (cost $693,023)	$743,013
Cash	37,704
Cash denominated in foreign currency (cost $12,702)	12,820
Other assets	8,237
Organizational, offering and other fund expenses payable	11,572
Other liabilities	(48,214)
Accrued servicing fees(1)	(310)
Management fee payable	(791)
Performance participation allocation payable	(4,570)
Transactional NAV	$759,461
Number of Units outstanding	27,096
_____________________________

(1)Accrued servicing fees represent the billed portion of servicing fees payable as of March 31, 2026. Servicing Fees are charged to Class A-S Units, Class A-N Units, Class A-D Units, Class S Units, Class N Units and Class D Units. Servicing Fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. In accordance with U.S. GAAP, our cost of unitholder Servicing Fees are accrued for the estimated life of the Units at the time the Class A-S Units, Class A-N Units, Class A-D Units, Class S Units, Class N Units and Class D Units are issued.

The following table provides details of our Transactional NAV and the Transactional NAV per Unit by class as of March 31, 2026 (amounts in thousands except per Unit amounts):

Class	Transactional NAV	Number of Outstanding Units	Transactional NAV per Unit
Class A-I	$231,839	8,240	$28.13
Class A-S	431,884	15,459	$27.94
Class A-N	83	3	$28.12
Class A-D	28,433	1,012	$28.09
Class I	31,738	1,130	$28.09
Class S	3,378	121	$27.92
Class N	83	3	$28.08
Class D	675	24	$28.05
Class E	31,348	1,104	$28.40
Total	$759,461	27,096

Reconciliation of U.S. GAAP NAV to Transactional NAV

The following table reconciles our U.S. GAAP NAV to our Transactional NAV as of March 31, 2026:

(dollar amounts in thousands)	March 31, 2026
U.S. GAAP NAV	$723,277
Adjustments
Organizational, offering and other fund expenses(1)	13,226
Estimated servicing fees(2)	22,958
Transactional NAV	$759,461
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

RECENT DEVELOPMENTS

On April 28, 2026, pursuant to the terms of the JPM Credit Facility, the aggregate commitments of the lenders thereunder increased from $125 million to $250 million. The other terms of the JPM Credit Facility remained materially unchanged.

Effective April 1, 2026, we issued approximately 1,360 Units as part of our continuous Private Offering for aggregate consideration of approximately $38.1 million. The following table details the Units issued (amounts in thousands):

Class	Number of Units Issued	Aggregate Consideration
Class A-I	261	$7,343
Class A-S	676	18,873
Class A-D	64	1,800
Class I	359	10,090
Total	1,360	$38,106

We received approximately $27 million of aggregate consideration relating to the issuance of Class A-I Units, Class A-S Units, Class A-D Units, Class I Units, Class S Units and Class D Units for subscriptions effective May 1, 2026.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements relies on estimates and assumptions that impact our financial position and results of operations. Please refer to Notes 2 and 4 to our consolidated financial statements for the three and six months ended March 31, 2026.

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

Servicing Fees

In accordance with U.S. GAAP, we accrue the estimated servicing fees for the life of outstanding Class S Units, Class A-S Units, Class N Units, Class A-N Units, Class D Units and Class A-D Units. This calculation of the estimated amount of servicing fees to be paid in future periods includes significant judgments and estimates. These include estimating the expected life of the Units held by a unitholder and making judgments regarding market expectations, including those related to future redemptions. Servicing fees are recorded on the Consolidated Statements of Changes in Net Assets as a reduction to proceeds from Units sold.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in fair values, interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Item 1A. Risk Factors—Risk Factors Relating to the Fund’s Assets—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on the Fund’s business, financial condition and results of operations”, “Item 1A. Risk Factors—Risks Relating to General Commercial Risks—Economic recessions, downturns or terrorist activities could impair the Fund’s Portfolio Companies and harm the Fund’s operating results” and “Item 1A. Risk Factors—Risks Relating to General Commercial Risks—Inflation may adversely affect the business, results of operations and financial condition of the Fund’s Portfolio Companies” in our Registration Statement.

Investment Valuation Risk

Investments in our portfolio that do not have a readily available market value are valued at fair value as determined in good faith by the Manager based on, among other things, the input of our IVPs that have been engaged to support the valuation of each portfolio investment without a readily available market quotation monthly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we had recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the three and six months ended March 31, 2026 for more information relating to our investment valuation.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Refer to Item 3.02 in our Current Report on Form 8-Ks filed with the SEC on January 21, 2026, February 20, 2026 and March 20, 2026, for information about unregistered sales of our equity securities during the quarter ended March 31, 2026. All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.

Unit Redemption Program

The Unit Redemption Program commenced beginning the first calendar quarter of 2026. The following table presents the redemptions of Units completed during the three months ended March 31, 2026 (amounts in thousands except per Unit amounts):

Redemption Period (1)	Total Number of Units Redeemed (All Classes)	Average Price Paid Per Unit (All Classes) (2)	Total Number of Units Redeemed as Part of Publicly Announced Program (All Classes)	Maximum Number of Units That May Yet Be Redeemed Under the Program (All Classes) (3)
January 1, 2026 - March 31, 2026	1	$26.54	1	—
____________________________________

(1)Redemptions were effective as of March 31, 2026.

(2)Amounts shown net of the Early Redemption Deduction, as applicable.

(3)All redemption requests were satisfied in full.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.     Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-56791), filed on October 17, 2025).
3.2	Fourth Amended and Restated Limited Partnership Agreement, dated as of December 10, 2025 (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-56791), filed on December 15, 2025).
10.1	Loan and Security Agreement, dated as of March 27, 2026, among ASME O Holdings I Finco LLC, ASME O Holdings II Finco LLC, and ASME O Holdings III Finco LLC, as borrowers, ASME O Holdings I LP, ASME O Holdings II LP and ASME O Holdings III LP, as Parents, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral administrator, collateral agent and securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent and Ares Sports, Media and Entertainment Opportunities LP, as servicer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-56791), filed on April 2, 2026).
10.2	Guarantee and Security Agreement, dated as of March 27, 2026, among Ares Sports, Media and Entertainment Opportunities LP, as guarantor and as grantor, for the benefit of The Bank of New York Mellon Trust Company, National Association, as collateral agent and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-56791), filed on April 2, 2026).
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP

Date: May 15, 2026	By:	/s/ MARK AFFOLTER
Mark Affolter Chief Executive Officer

Date: May 15, 2026	By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer

Date: May 15, 2026	By:	/s/ PAUL CHO
Paul Cho Co-Chief Accounting Officer

Date: May 15, 2026	By:	/s/ KIMBERLY ZACCAGNINO
Kimberly Zaccagnino Co-Chief Accounting Officer