Form 10-Q
period 2026-06-30
Ares Sports, Media & Entertainment Opportunities LP
filed 2026-08-14
CIK 2046946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2026, the registrant had the following limited partnership units outstanding: 9,239,583 Class A-I Units, 17,655,609 Class A-S Units, 110 Class A-N Units, 1,249,820 Class A-D Units, 2,291,222 Class I Units, 138,728 Class S Units, 110 Class N Units, 10,180 Class D Units and 1,103,950 Class E Units.

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2026 (unaudited) and September 30, 2025	3
	Consolidated Condensed Schedules of Investments as of June 30, 2026 (unaudited) and September 30, 2025	5
	Consolidated Statements of Operations for the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025 (unaudited)	11
	Consolidated Statements of Changes in Net Assets for the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025 (unaudited)	12
	Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and the period from December 6, 2024 (commencement of operations) to June 30, 2025 (unaudited)	14
	Notes to Consolidated Financial Statements	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53

Part II.	Other Information	54
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	55
Item 6.	Exhibits	56
	Signatures	57

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per unit data)

	As of
	June 30, 2026	September 30, 2025
ASSETS	(unaudited)
Investments, at fair value (cost of $800,350 and $354,957, respectively)	$855,093	$372,227
Cash	57,934	61,776
Cash denominated in foreign currency (cost of $289 and $15,958, respectively)	420	16,007
Receivable for investments sold	6,114	—
Other assets	2,879	1,066
Accrued interest receivable	2,042	840
Total assets	$924,482	$451,916

LIABILITIES
Payable for investments purchased	49,054	52,216
Debt	—	24,000
Management fee payable	869	—
Performance participation allocation payable	1,622	—
Servicing fees payable	25,390	10,517
Accrued expenses and other liabilities	8,044	3,344
Due to Manager	2,520	2,999
Deferred tax liabilities	9,036	1,081
Interest payable	—	366
Total liabilities	96,535	94,523
Commitments and contingencies (Note 8)
NET ASSETS
Common units, par value $0.01 per unit, unlimited common units authorized; 30,625 and 14,243 common units issued and outstanding, respectively	306	142
Capital in excess of par value	774,748	349,020
Accumulated undistributed earnings	52,893	8,231
Total net assets	827,947	357,393
Total liabilities and net assets	$924,482	$451,916

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT
OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per unit data)

	As of
	June 30, 2026	September 30, 2025
	(unaudited)
NET ASSET VALUE PER UNIT
Class A-I Units:
Net assets	$249,142	$124,990
Common units outstanding ($0.01 par value, unlimited units authorized)	8,901	4,833
Net asset value per unit	$27.99	$25.86
Class A-S Units:
Net assets	$448,775	$177,933
Common units outstanding ($0.01 par value, unlimited units authorized)	17,059	7,290
Net asset value per unit	$26.31	$24.41
Class A-N Units:
Net assets	$3	$—
Common units outstanding ($0.01 par value, unlimited units authorized)	—	—
Net asset value per unit	$27.09	$—
Class A-D Units:
Net assets	$34,379	$14,916
Common units outstanding ($0.01 par value, unlimited units authorized)	1,250	586
Net asset value per unit	$27.51	$25.45
Class I Units:
Net assets	$60,521	$8,995
Common units outstanding ($0.01 par value, unlimited units authorized)	2,168	348
Net asset value per unit	$27.92	$25.86
Class S Units:
Net assets	$3,507	$1,814
Common units outstanding ($0.01 par value, unlimited units authorized)	133	74
Net asset value per unit	$26.29	$24.42
Class N Units:
Net assets	$3	$—
Common units outstanding ($0.01 par value, unlimited units authorized)	—	—
Net asset value per unit	$27.05	$—
Class D Units:
Net assets	$280	$194
Common units outstanding ($0.01 par value, unlimited units authorized)	10	8
Net asset value per unit	$27.48	$25.45
Class E Units:
Net assets	$31,337	$28,551
Common units outstanding ($0.01 par value, unlimited units authorized)	1,104	1,104
Net asset value per unit	$28.39	$25.86

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(dollars in thousands)
(unaudited)

Investments	Percentage of Net Assets	Fair Value
First Lien Senior Secured Loan
East Asia
Consumer Services	0.2%	$1,983
Total East Asia (cost $1,985)	0.2	1,983
Europe
Capital Goods	0.2	1,764
Commercial and Professional Services	0.1	309
Consumer Services	0.3	2,820
Financial Services	0.4	2,980
Food and Beverages	0.1	667
Household and Personal Products	0.3	2,726
Insurance	0.1	1,029
Pharmaceuticals, Biotechnology and Life Sciences	0.6	4,719
Sports, Media and Entertainment	0.6	5,222
Total Europe (cost $22,341)	2.7	22,236
North America
Automobiles and Components	0.6	4,782
Capital Goods	4.8	39,876
Commercial and Professional Services	3.6	29,726
Consumer Durables and Apparel	0.1	749
Consumer Services	10.3	85,280
Energy	1.1	8,825
Financial Services	1.5	12,097
Food and Beverage	0.3	2,494
Health Care Equipment and Services	5.0	41,176
Household and Personal Products	0.3	2,457
Independent Power and Renewable Electricity Producers	2.9	23,893
Insurance	0.9	7,444
Materials	0.7	5,551
Pharmaceuticals, Biotechnology and Life Sciences	0.3	2,461
Software and Services	3.2	26,708
Sports, Media and Entertainment	8.9	74,086
Technology Hardware and Equipment	0.6	5,255
Telecommunication Services	0.2	2,001
Transportation	1.5	12,604
Total North America (cost $390,041)	46.8	387,465
Total First Lien Senior Secured Loan (cost $414,367)	49.7%	$411,684
See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(dollars in thousands)
(unaudited)

Investments	Percentage of Net Assets	Fair Value
First Lien Senior Secured Revolving Loan
North America
Sports, Media and Entertainment	0.6%	$5,280
Transportation	0.1	401
Total North America (cost $5,698)	0.7	5,681
Total First Lien Senior Secured Revolving Loan (cost $5,698)	0.7%	$5,681

First Lien Senior Secured Delayed Draw Loan
North America
Capital Goods	0.0%	$1
Commercial and Professional Services	0.0	65
Consumer Services	0.2	1,349
Pharmaceuticals, Biotechnology and Life Sciences	0.1	1,008
Software and Services	0.0	149
Sports, Media and Entertainment	0.7	5,778
Total North America (cost $8,276)	1.0	8,350
Total First Lien Senior Secured Delayed Draw Loan (cost $8,276)	1.0%	$8,350

Second Lien Senior Secured Loan
North America
Sports, Media and Entertainment	0.6%	$4,789
Total North America (cost $4,806)	0.6	4,789
Total Second Lien Senior Secured Loan (cost $4,806)	0.6%	$4,789

Preferred Equity
North America
Consumer Services	0.6%	$5,289
Diversified Financials	2.5	20,739
Sports, Media and Entertainment
Melody TopCo LP, 16,526 Class A-1 Preferred Units(1)	3.9	32,369
Melody TopCo LP, 16,526 Class A-2 Preferred Units(1)	0.4	3,636
Other	7.1	58,416
Total North America (cost $119,796)	14.5	120,449
Total Preferred Equity (cost $119,796)	14.5%	$120,449

Common Equity
Europe
Sports, Media and Entertainment	5.1%	$42,556
Total Europe (cost $41,050)	5.1	42,556
North America
Consumer Services	2.1	17,500
Sports, Media and Entertainment
FEH Group, LLC, 12 Class A Common Interests	14.8	122,289
Melody Holdings LP, 15,002 Class A-1 Common Units(1)	3.2	26,416
See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(dollars in thousands)
(unaudited)

Investments	Percentage of Net Assets	Fair Value
Melody Holdings LP, 15,002 Class A-2 Common Units(1)	0.4	2,935
Other	8.3%	$68,728
Total North America (cost $183,694)	28.8	237,868
Total Common Equity (cost $224,744)	33.9%	$280,424

Limited Partnership Interests
North America
Sports, Media and Entertainment	2.6%	$21,280
Transportation	0.2	1,781
Total North America (cost $22,412)	2.8	23,061
Total Limited Partnership Interests (cost $22,412)	2.8%	$23,061

Warrants
North America
Consumer Discretionary Distribution and Retail	0.0%	$250
Sports, Media and Entertainment	0.1	405
Total North America (cost $251)	0.1	655
Total Warrants (cost $251)	0.1%	$655
Total Investments (cost $800,350)	103.3%	$855,093

Derivative Contracts
Forward Contracts
Foreign Currency	0.1%	$49
Total Forward Contracts	0.1%	$49

Total Derivative Contracts	0.1%	$49

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
First Lien Senior Secured Delayed Draw Loan
North America
Consumer Services
HGC Holdings, LLC, $10,857 par value,
due 06/2029, 8.66% (SOFR + 4.50%)(1)	0.2%	$579
Total North America (cost $585)	0.2	579
Total First Lien Senior Secured Delayed Draw Loan (cost $585)	0.2%	$579

Preferred Equity
North America
Financial Services
Raine Holdings LLC, 4,902,730 shares	5.5%	$19,528
Raine Holdings AIV LLC, 4,902,730 shares(1)	0.5	1,908
Sports, Media and Entertainment
Melody TopCo LP, 16,526 Class A-1 Preferred Units	8.3	29,843
Melody TopCo LP, 16,526 Class A-2 Preferred Units(1)	0.9	3,316
Other	1.5	5,210
Total North America (cost $59,279)	16.7	59,805
Total Preferred Equity (cost $59,279)	16.7%	$59,805

Common Equity
Europe
Sports, Media and Entertainment	5.5%	$19,830
Total Europe (cost $15,019)	5.5	19,830
North America
Sports, Media and Entertainment
FEH Group, LLC, 12 Class A common interests	26.8	95,722
Melody Holdings LP, 15,002 Class A-1 Common Units	7.6	27,004
Melody Holdings LP, 15,002 Class A-2 Common Units(1)	0.8	3,000
Other	0.7	2,451
Transportation	0.4	1,500
Total North America (cost $117,799)	36.3	129,677
Total Common Equity (cost $132,818)	41.8%	$149,507

Limited Partnership Interests
North America
Sports, Media and Entertainment	2.5%	$9,105
Total North America (cost $9,105)	2.5	9,105
Total Limited Partnership Interests (cost $9,105)	2.5%	$9,105
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

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
Interest	$8,263	$129	$19,734	$169
Dividend	2,560	388	8,083	733
Total investment income	10,823	517	27,817	902

EXPENSES:
Interest expense and credit facility fees	197	2,286	975	4,768
Organizational expenses	—	595	205	1,395
Offering expenses	191	1,526	684	1,526
Management fee	2,527	123	6,301	123
Performance participation allocation	1,622	105	7,047	105
Administrative and other fees	500	—	1,245	—
Other general and administrative	660	1,107	2,151	1,176
Total expenses	5,697	5,742	18,608	9,093
Waiver of management fee	—	(123)	(1,660)	(123)
Waiver of performance participation allocation	—	(105)	(855)	(105)
Total expenses, net of waiver of performance participation allocation and management fee	5,697	5,514	16,093	8,865
Net investment income (loss)	5,126	(4,997)	11,724	(7,963)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND DERIVATIVE CONTRACTS:
Net realized gains (losses) on investments	163	—	4,837	(6)
Net realized gains (losses) on foreign currency	239	(723)	55	(796)
Net unrealized gains on investments	5,340	2,120	36,610	3,970
Net unrealized gains (losses) on foreign currency	(380)	283	(59)	—
Net unrealized gains (losses) on derivative contracts	(418)	(270)	238	(270)
Net change in deferred tax liabilities	(1,670)	—	(8,743)	—
Net realized and unrealized gains (losses) on investment, foreign currency and derivative contracts	3,274	1,410	32,938	2,898
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,400	$(3,587)	$44,662	$(5,065)

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
	2026	2025	2026	2025
Operations:
Net investment income (loss)	$5,126	$(4,997)	$11,724	$(7,963)
Net realized gains (losses)	402	(723)	4,892	(802)
Net unrealized gains	2,872	2,133	28,046	3,700
Net increase (decrease) in net assets resulting from operations	8,400	(3,587)	44,662	(5,065)
Units transactions:
Class A-I:
Proceeds from units issued	19,075	67,976	110,514	67,976
Redeemed units, net of early redemption deduction	(355)	—	(355)	—
Net increase in net assets from unit transactions	18,720	67,976	110,159	67,976
Class A-S:
Proceeds from units issued	45,131	48,799	263,154	48,799
Servicing fees	(2,973)	(1,570)	(16,703)	(1,570)
Redeemed units, net of early redemption deduction	(262)	—	(287)	—
Net increase in net assets from unit transactions	41,896	47,229	246,164	47,229
Class A-N:
Proceeds from units issued	—	—	79	—
Redeemed units, net of early redemption deduction	(73)	—	(76)
Net increase (decrease) in net assets from unit transactions	(73)	—	3	—
Class A-D:
Proceeds from units issued	6,723	—	18,053	—
Servicing fees	(112)	—	(337)	—
Net increase in net assets from unit transactions	6,611	—	17,716	—
Class I:
Proceeds from units issued	29,244	—	50,299	—
Net increase in net assets from unit transactions	29,244	—	50,299	—
Class S:
Proceeds from units issued	350	—	1,601	—
Servicing fees	(23)	—	(107)	—
Net increase in net assets from unit transactions	327	—	1,494	—
Class N:
Proceeds from units issued	—	—	79	—
Redeemed units, net of early redemption deduction	(73)	—	(76)	—
Net increase (decrease) in net assets from unit transactions	(73)	—	3	—
See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
	2026	2025	2026	2025
Class D:
Proceeds from units issued	—	—	444	—
Servicing fees	(2)	—	(2)	—
Redeemed units, net of early redemption deduction	(380)	—	(388)	—
Net increase (decrease) in net assets from unit transactions	(382)	—	54	—
Class E:
Proceeds from units issued	—	27,500	—	27,500
Net increase in net assets from unit transactions	—	27,500	—	27,500
Total increase in net assets	104,670	139,118	470,554	137,640
Net assets, beginning of period	723,277	(1,478)	357,393	—
Net assets, end of period	$827,947	$137,640	$827,947	$137,640

See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended June 30, 2026	For the period from December 6, 2024 (commencement of operations) to June 30, 2025
OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$44,662	$(5,065)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(524)	—
Payment-in-kind dividend income	(3,975)	(230)
Amortization of debt issuance costs	784	682
Net accretion of discount on investments	(305)	2
Net realized (gains) losses on investments	(4,837)	6
Net unrealized gains on investments	(36,610)	(3,970)
Net unrealized gains (losses) on derivative contracts	(238)	270
Purchase of investments	(562,602)	(171,144)
Proceeds from repayments or sales of investments	117,503	399
Changes in operating assets and liabilities:
Dividend receivable	—	(677)
Other assets	(89)	—
Accrued interest receivable	(1,202)	(79)
Accrued expenses and other liabilities	4,151	1,289
Due to Manager	(479)	—
Deferred tax liabilities	7,955	—
Offering cost expense payable	—	1,526
Servicing fees payable	269	1,570
Organizational expense payable	—	1,374
Interest payable	(366)	260
Management fee payable	869	—
Performance participation allocation payable	1,622	—
Net cash used in operating activities	(433,412)	(173,787)
FINANCING ACTIVITIES:
Proceeds from issuance of units	444,223	144,275
Redeemed units, net of early redemption deduction	(1,182)	—
Servicing fees	(2,550)	(1,570)
Borrowings on debt	17,000	155,979
Repayments on debt	(41,000)	(121,164)
Debt issuance costs	(2,508)	(1,260)
Net cash provided by financing activities	413,983	176,260
CHANGE IN CASH	(19,429)	2,473
CASH, BEGINNING OF PERIOD	77,783	—
CASH, END OF PERIOD	$58,354	$2,473
Supplemental information:
Interest paid during the period	$514	$3,847
Supplemental disclosure of non cash financing activities:
Estimated servicing fees	$14,604	$1,536
See accompanying notes to consolidated financial statements

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
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
Organizational and Offering Expenses

Prior to the Initial Closing Date, organizational and offering expenses were paid by the Manager. The Manager has advanced all organizational and offering expenses through June 1, 2026. After the Fund commenced investment operations on December 6, 2024, costs associated with the organization of the Fund were expensed. Costs associated with the offering of the Fund’s Units are capitalized as deferred expenses and amortized over a 12-month period.

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

The General Partner has reviewed all open tax years for major jurisdictions and has determined the Fund has no tax liability for any unrecognized tax benefits (“UTB”) nor did it recognize any interest and penalties related to UTB for the nine months ended June 30, 2026 and for the period from December 6, 2024 (commencement of operations) to June 30, 2025.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

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

For the three and nine months ended June 30, 2026, the Fund incurred a gross Management Fee of $2,527 and $6,301, respectively, of which $0 and $1,660, respectively, was waived by the Manager. The Manager agreed to waive the Management Fee through December 31, 2025. For the three months ended June 30, 2025 and for the period from December 6, 2024 (commencement of operations) to June 30, 2025, the Fund incurred a gross Management Fee of $123 and $123, respectively, all of which were waived by the Manager.

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
For the three and nine months ended June 30, 2026, the Fund incurred a Performance Participation Allocation of $1,622 and $7,047, respectively, of which $0 and $855, respectively, was waived by the General Partner. The General Partner agreed to waive the Performance Participation Allocation through December 31, 2025. For the three months ended June 30, 2025 and for the period from December 6, 2024 (commencement of operations) to June 30, 2025, the Fund incurred a Performance Participation Allocation of $105 and $105, respectively, all of which were waived by the General Partner.

Operating Expenses

The Manager has advanced a portion of the Fund’s operating expenses, which includes the organizational expenses, offering expenses, and administrative and other fees borne by the Fund through June 1, 2026, and the Fund expects to reimburse the Manager for such advanced expenses ratably over a 60-month period after June 1, 2026.

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

For the three and nine months ended June 30, 2026, the Fund incurred $500 and $1,245, respectively, in administration and other fees that are reimbursable to the Fund’s administrator under the administration agreement. For the three months ended June 30, 2025 and for the period from December 6, 2024 (commencement of operations) to June 30, 2025, the Fund did not incur any administration and other fees that are reimbursable to the Fund’s administrator under the administration agreement.

Dealer Manager Agreement

The Fund is party to a dealer manager agreement (as amended and restated, the “Dealer Manager Agreement”), with Ares Management Capital Markets LLC (“AMCM”), pursuant to which AMCM serves as the dealer manager (the “Dealer Manager”). AMCM is a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority and an affiliate of the Fund’s Manager.

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

Servicing fees payable as of June 30, 2026 and September 30, 2025 was $25,390 and $10,517, respectively. The following table presents the servicing fees incurred for the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
	2026	2025	2026	2025
Servicing fees for the estimated life of the Fund’s units outstanding	$2,086	$1,536	$14,604	$1,536
Servicing fees billed	1,015	34	2,550	34
Total servicing fees incurred	$3,101	$1,570	$17,154	$1,570

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

The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of June 30, 2026:

Assets	Level 1	Level 2	Level 3	Total
Investments, at fair value
First lien senior secured loan	$—	$269,788	$141,896	$411,684
First lien senior secured revolving loan	—	—	5,681	5,681
First lien senior secured delayed draw loan	—	1,225	7,125	8,350
Second lien senior secured loan	—	—	4,789	4,789
Preferred equity	—	—	120,449	120,449
Common equity	—	—	280,424	280,424
Limited partnership interests	—	—	23,061	23,061
Warrants	—	—	655	655
Total investments, at fair value	$—	$271,013	$584,080	$855,093
Unfunded revolving and delayed draw loan commitments(1)	$—	$5	$118	$123
Derivative Contract:
Foreign currency forward contracts	$—	$49	$—	$49
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

The following tables summarize the significant unobservable inputs the Manager used to value the majority of the Fund’s investments categorized within Level 3 as of June 30, 2026 and September 30, 2025. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the determination of fair values:

		As of June 30, 2026
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loan	$136,344	Yield analysis	Market yield	8.0% - 11.7%	9.2%
	5,552	Discounted cash flow analysis	Discount rate	25.0%	25.0%
First lien senior secured revolving loan	5,681	Yield analysis	Market yield	8.6% - 11.0%	10.8%
First lien senior secured delayed draw loan	7,125	Yield analysis	Market yield	8.0% - 10.6%	9.7%
Second lien senior secured loan	4,789	Yield analysis	Market yield	10.4%	10.4%
Preferred equity	62,498	Yield analysis	Market yield	9.5% - 13.5%	10.8%
	41,185	Multiple analysis	Revenue multiple	9.1x	9.1x
	13,586	Multiple analysis	EBITDA multiple	11.3x - 17.0x	14.6x
	2,500	Multiple analysis	EV multiple	1.0x	1.0x
	680	Multiple analysis	Net label share	15.3x	15.3x
Common equity	180,618	Multiple analysis	Revenue multiple	3.9x - 13.3x	11.0x
	98,971	Multiple analysis	EBITDA multiple	3.8x - 23.3x	15.8x
	835	Discounted cash flow analysis	Discount rate	25.0%	25.0%
Limited partnership interests	21,280	Multiple analysis	Net revenue share	12.4x	12.4x
	1,781	Multiple analysis	EBITDA multiple	15.0x	15.0x
Warrants	405	Black-Scholes analysis	Volatility	35.0%	35.0%
	250	Multiple analysis	EV multiple	1.0x	1.0x
Total Level 3 investments	$584,080
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

The following tables present changes in investments that use Level 3 inputs as of June 30, 2026 and for the three and nine months ended June 30, 2026:

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Second Lien Senior Secured Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Warrants	Total
Balance as of March 31, 2026	$130,953	$1,793	$5,384	$4,750	$101,449	$265,409	$22,436	$250	$532,424
Net realized gains (losses)	302	—	(8)	—	—	—	—	—	294
Net unrealized gains (losses)	(30)	157	(54)	(3)	209	3,591	61	405	4,336
Purchase of investments	31,827	5,168	1,311	—	14,817	11,424	564	—	65,111
Proceeds from sales and principal paydowns and return of capital	(21,366)	(10)	(954)	—	—	—	—	—	(22,330)
PIK interest and dividends	155	7	—	39	3,975	—	—	—	4,176
Net accretion of discounts on investments	55	10	2	3	(1)	—	—	—	69
Balance as of June 30, 2026	$141,896	$7,125	$5,681	$4,789	$120,449	$280,424	$23,061	$655	$584,080
Net change in unrealized gains (losses) from investments held at June 30, 2026	$180	$198	$(1)	$(3)	$209	$3,591	$61	$405	$4,640

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Second Lien Senior Secured Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Warrants	Total
Balance as of September 30, 2025	$83,213	$579	$785	$—	$59,805	$148,007	$10,605	$—	$302,994
Net realized gains	705	88	49	—	—	4,256	—	—	5,098
Net unrealized gains (losses)	200	73	(15)	(17)	126	38,993	649	404	40,413
Purchase of investments	100,817	11,118	7,947	4,764	56,543	102,721	11,807	251	295,968
Proceeds from sales and principal paydowns and return of capital	(43,655)	(4,752)	(3,094)	—	—	(13,553)	—	—	(65,054)
PIK interest and dividends	460	7	—	39	3,975	—	—	—	4,481
Net accretion of discounts on investments	156	12	9	3	—	—	—	—	180
Balance as of June 30, 2026	$141,896	$7,125	$5,681	$4,789	$120,449	$280,424	$23,061	$655	$584,080
Net change in unrealized gains (losses) from investments held at June 30, 2026	$419	$236	$54	$(17)	$126	$38,992	$649	$404	40,863

There were no investment transfers into or out of Level 3 for the three and nine months ended June 30, 2026.

The following tables present changes in investments that use Level 3 inputs as of June 30, 2025 and for the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025:

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Total
Balance as of March 31, 2025	$—	$—	$—	$20,111	$96,126	$8,105	$124,342
Net realized gains	—	—	—	3	—	—	3
Net unrealized gains (losses)	(2)	—	—	(39)	2,150	—	2,109
Purchase of investments	33,399	584	—	4,923	6,732	1,000	46,638
Balance as of June 30, 2025	$33,397	$584	$—	$24,998	$105,008	$9,105	$173,092
Net change in unrealized gains (losses) from investments held at June 30, 2025	$(2)	$—	$—	$(39)	$2,150	$—	$2,109

	First Lien Senior Secured Loan	First Lien Senior Secured Delayed Draw Loan	First Lien Senior Secured Revolving Loan	Preferred Equity	Common Equity	Limited Partnership Interests	Total
Balance as of December 6, 2024 (commencement of operations)	$—	$—	$—	$—	$—	$—	$—
Net realized losses	—	—	—	—	—	—	—
Net unrealized gains (losses)	(2)	—	—	72	3,910	—	3,980
Purchase of investments	33,399	584	—	24,926	101,098	9,105	169,112
Balance as of June 30, 2025	$33,397	$584	$—	$24,998	$105,008	$9,105	$173,092
Net change in unrealized gains from investments held at June 30, 2025	$(2)	$—	$—	$72	$3,910	$—	$3,980

There were no investment transfers into or out of Level 3 for the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025.

5. DERIVATIVE INSTRUMENTS

The Fund recognizes all of its derivative instruments at fair value as either assets or liabilities in the accompanying Consolidated Statements of Assets and Liabilities. The changes in the fair value are included in the accompanying Consolidated Statements of Operations. The Fund is exposed to certain risks relating to their ongoing operations; the primary risk managed by using derivative instruments is foreign currency risk. As of June 30, 2026 and September 30, 2025, the only instruments meeting the definition of a derivative instrument held by the Fund were foreign currency forward contracts. The Fund enters into foreign currency forward contracts from time to time to help mitigate its foreign currency risk exposure. As of June 30, 2026 and September 30, 2025, the counterparty to the Fund’s foreign currency forward contracts was Macquarie Bank Limited.

Certain information related to the Fund’s derivative instruments as of June 30, 2026 and September 30, 2025 is presented below.

	As of June 30, 2026
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location of Net Amounts
Foreign currency forward contracts		€29,701	$325	$(266)	Other assets
Foreign currency forward contracts		£14,087	1	(9)	Accrued expenses and other liabilities
Foreign currency forward contracts	CAD	851	$—	$(2)	Accrued expenses and other liabilities
			$326	$(277)

	As of September 30, 2025
Derivative Instrument	Notional Amount	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location of Net Amounts
Foreign currency forward contracts	£11,900	$—	$(54)	Accrued expenses and other liabilities
Foreign currency forward contracts	€8,000	—	(161)	Accrued expenses and other liabilities
		$—	$(215)

Net unrealized gains (losses) on derivative instruments recognized by the Fund for the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025 are in the following location in the accompanying Consolidated Statements of Operations:

		For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
Derivative Instrument	Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net unrealized gains (losses) on derivative contracts	$(418)	$(270)	$238	$(270)
Total		$(418)	$(270)	$238	$(270)

Offsetting Arrangements

Although the Fund generally presents derivative instruments on a gross basis in the accompanying Consolidated Statements of Assets and Liabilities, certain derivatives are subject to enforceable master netting arrangements with certain counterparties which allow for the derivatives to be offset.

The following tables present the rights of setoff and related arrangements associated with the Fund’s derivative instruments as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026
				Gross Amounts Not Offset in the Consolidated Statements of Assets and Liabilities
Description	Gross Amount of Recognized Assets (Liabilities)	Gross Amount offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Collateral (Received) Pledged	Net Amount
Assets:
Foreign currency forward contract	$326	$(277)	$49	$—	$—	$49
Total	$326	$(277)	$49	$—	$—	$49
Liabilities:
Foreign currency forward contracts	$(277)	$277	$—	$—	$—	$—
Total	$(277)	$277	$—	$—	$—	$—

	As of September 30, 2025
				Gross Amounts Not Offset in the Consolidated Statements of Assets and Liabilities
Description	Gross Amount of Recognized Assets (Liabilities)	Gross Amount offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Collateral (Received) Pledged	Net Amount
Liabilities:
Foreign currency forward contracts	$(215)	$—	$(215)	$—	$—	$(215)
Total	$(215)	$—	$(215)	$—	$—	$(215)

6. DEBT

JPM Credit Facility

On March 27, 2026, ASME O Holdings I Finco LLC (“Company I”), ASME O Holdings II Finco LLC (“Company II”), and ASME O Holdings III Finco LLC (“Company III” and, together with Company I and Company II, the “Fincos”), each an indirect subsidiary of the Fund, entered into a senior secured revolving credit facility with JPMorgan Chase Bank, N.A. (the “JPM Credit Facility”), that allowed the Fincos to borrow up to $250,000 at any one time outstanding. As of June 30, 2026, the end of the reinvestment period and the stated maturity date for the JPM Credit Facility are March 27, 2029 and March 27, 2031, respectively.

The obligations of the Fincos under the JPM Credit Facility are secured by substantially all of the assets held by the Fincos, including certain portfolio investments held or acquired by the Fincos, or contributed to the Fincos from time to time. Amounts available to borrow under the JPM Credit Facility are subject to borrowing base, leverage and other restrictions. The Fund is also required to comply with various covenants, reporting requirements and other customary requirements for similar agreements. These covenants are subject to certain limitations and exceptions that are described in the documents governing the JPM Credit Facility. As of June 30, 2026, the Fund was in compliance in all material respects with the terms of the JPM Credit Facility.

In connection with the entry into the JPM Credit Facility, the Fund entered into a guarantee and security agreement pursuant to which the Fund unconditionally and irrevocably guarantees payment and satisfaction of the obligations of the Fincos under the JPM Credit Facility (“Guarantee Agreement”). The obligations by the Fund under the Guarantee Agreement are full recourse obligations and payment is due upon demand. The Guarantee Agreement contains customary representations and warranties by the Fund and the Fund is required to comply with various customary covenants. As of June 30, 2026, there were no outstanding borrowings under the JPM Credit Facility. The interest charged on the JPM Credit Facility is based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin between 1.50% and 3.27% per annum, depending on the type of related collateral and currency of the borrowing. As of June 30, 2026, the applicable spread in effect was 1.50%. The Fincos are also required to pay, among other fees, a commitment fee dependent between 0.50% and 1.50% on the aggregate amount of unused commitments under the JPM Credit Facility.

For the three and nine months ended June 30, 2026, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the JPM Credit Facility were as follows:

	For the Three Months Ended June 30,	For the Nine Months Ended June 30,
	2026	2026
Stated interest expense	$25	$25
Unused commitment fees	21	21
Amortization of debt issuance costs	129	129
Total interest expense and credit facility fees	$175	$175
Cash paid for interest expense	$25	$25
Average stated interest rate	5.39%	5.39%
Average outstanding balance	$1,868	$623

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

For the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rate (i.e., rate in effect plus the spread) and average outstanding balances for the USB Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$1,272	$—	$3,518
Unused commitment fees	—	23	1	28
Amortization of debt issuance costs	—	68	378	155
Total interest expense and credit facility fees	$—	$1,363	$379	$3,701
Cash paid for interest expense	$—	$1,711	$74	$3,523
Average stated interest rate	—%	6.36%	—%	6.39%
Average outstanding balance	$—	$63,048	$—	$95,689

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

For the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the CNB Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$283	$38	$324
Unused commitment fees	—	113	84	216
Amortization of debt issuance costs	—	527	277	527
Total interest expense and credit facility fees	$—	$923	$399	$1,067
Cash paid for interest expense	$—	$298	$415	$324
Average stated interest rate	—%	5.06%	5.44%	4.91%
Average outstanding balance	$—	$20,782	$615	$11,066

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

The following table presents transactions in Units for the three and nine months ended June 30, 2026.

	For the Three Months Ended June 30, 2026		For the Nine Months Ended June 30, 2026
	Units	Amount	Units	Amount
Class A-I
Subscriptions(1)	673	$19,075	4,080	$110,514
Redeemed units, net of early redemption deduction	(12)	(355)	(12)	(355)
Net increase	661	$18,720	4,068	$110,159
Class A-S
Subscriptions(1)	1,602	$45,131	9,772	$263,154
Redeemed units, net of early redemption deduction	(2)	(262)	(3)	(287)
Net increase	1,600	$44,869	9,769	$262,867
Class A-N(2)
Subscriptions(1)	—	$—	3	$79
Redeemed units, net of early redemption deduction	(3)	(73)	(3)	(76)
Net increase (decrease)	(3)	$(73)	—	$3
Class A-D
Subscriptions(1)	238	$6,723	664	$18,053
Net increase	238	$6,723	664	$18,053
Class I
Subscriptions(1)	1,038	$29,244	1,820	$50,299
Net increase	1,038	$29,244	1,820	$50,299
Class S
Subscriptions(1)	12	$350	59	$1,601
Net increase	12	$350	59	$1,601
Class N(2)
Subscriptions(1)	—	$—	3	$79
Redeemed units, net of early redemption deduction	(3)	(73)	(3)	(76)
Net increase (decrease)	(3)	$(73)	—	$3
Class D
Subscriptions(1)	—	$—	16	$444
Redeemed units, net of early redemption deduction	(14)	(380)	(14)	(388)
Net increase (decrease)	(14)	$(380)	2	$56
Class E
Subscriptions(1)	—	$—	—	$—
Net increase	—	$—	—	$—
____________________________________

(1)See Note 12 for information on subsequent events related to subscription activities.

(2)The date of the first sale of Class A-N Units and Class N Units was March 1, 2026.

The following table presents transactions in Units for the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025.

	For the Three Months Ended June 30, 2025		For the period from December 6, 2024 (commencement of operations) to June 30, 2025
	Units	Amount	Units	Amount
Class A-I
Subscriptions	2,719	$67,976	2,719	$67,976
Net increase	2,719	$67,976	2,719	$67,976
Class A-S
Subscriptions	1,952	$48,799	1,952	$48,799
Net increase	1,952	$48,799	1,952	$48,799
Class E
Subscriptions	1,100	$27,500	1,100	$27,500
Net increase	1,100	$27,500	1,100	$27,500

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

During the three and nine month ended June 30, 2026, 34 Units and 35 Units, respectively, were redeemed for an aggregate value, net of the Early Redemption Deduction, of $1,143 and $1,182, respectively.

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

Investment Commitments

The Fund has various commitments to fund investments in its portfolio. As of June 30, 2026 and September 30, 2025, the Fund had the following commitments to fund various revolving and delayed draw term senior secured loans:

	As of
	June 30, 2026	September 30, 2025
Total revolving and delayed draw term loan commitments	$67,126	$22,764
Less: funded commitments	(14,097)	(1,458)
Total net unfunded revolving and delayed draw term loan commitments	$53,029	$21,306

In addition, as of June 30, 2026 and September 30, 2025, the Fund was party to agreements to fund equity investment commitments as follows:

	As of
	June 30, 2026	September 30, 2025
Total equity commitments	$79,217	$41,270
Less: funded commitments	—	—
Total net unfunded equity commitments	$79,217	$41,270

9. INCOME TAXES

The Fund may be subject to taxes in various jurisdictions in which it invests. These taxes are accrued and withheld if applicable. The Fund records interest and penalties, if any, to the extent incurred related to income taxes within the accompanying Consolidated Statements of Operations. For the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025, there were no interest or penalties incurred.

Certain of the Fund’s consolidated subsidiaries are subject to U.S. federal and state income taxes and therefore may be subject to current and deferred tax liabilities.

The Manager has evaluated the tax positions as of June 30, 2026 and determined that there are no uncertain tax positions that would require a liability for unrecognized tax benefits in the financial statements.

The effective income tax rate for the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025 differed from the federal statutory rate for the following reasons:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
	2026	2025	2026	2025
Income tax expense at federal statutory rate	21.0%	—%	21.0%	—%
State and local taxes, net of federal benefit	1.0	—	1.0	—
Permanent items	0.4	—	0.4%	—
Total effective income tax rate	22.4%	—%	22.4%	—%

10. FINANCIAL HIGHLIGHTS

The following financial highlights as of and for the nine months ended June 30, 2026, and as of and for the period from December 6, 2024 (commencement of operations) through June 30, 2025, are calculated for the unitholders as a whole. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements for each Class of Units.

	As of and For the Nine Months Ended June 30, 2026
	Class A-I	Class A-S	Class A-N (4)	Class A-D	Class I	Class S	Class N (4)	Class D	Class E
Per unit data:
Net asset value at beginning of period	$25.86	$24.41	$25.86	$25.45	$25.86	$24.42	$25.86	$25.45	$25.86
Net investment income (loss) for period(1)	0.52	0.42	(0.15)	0.49	(0.15)	0.46	(0.21)	0.75	1.28
Net realized and unrealized gains(1)	1.61	2.65	2.28	1.90	2.21	2.36	2.30	1.41	1.25
Net increase in net assets from operations	2.13	3.07	2.13	2.39	2.06	2.82	2.09	2.16	2.53
Servicing fee(1)	—	(1.17)	(0.90)	(0.33)	—	(0.95)	(0.90)	(0.13)	—
Total increase in net assets	2.13	1.90	1.23	2.06	2.06	1.87	1.19	2.03	2.53
Net asset value at the end of period	$27.99	$26.31	$27.09	$27.51	$27.92	$26.29	$27.05	$27.48	$28.39
Total return based on net asset value before performance participation allocation(2)	9.22%	8.82%	5.43%	9.01%	9.15%	8.86%	5.40%	9.21%	9.78%
Performance participation allocation	(0.98)%	(1.04)%	(0.67)%	(0.92)%	(1.18)%	(1.20)%	(0.80)%	(1.23)%	0.00%
Total return based on net asset value after performance participation allocation(2)	8.24%	7.78%	4.76%	8.09%	7.97%	7.66%	4.60%	7.98%	9.78%
Units outstanding, end of period	8,901	17,059	—	1,250	2,168	133	—	10	1,104
Ratio / Supplemental Data:
Net assets at end of period	$249,142	$448,775	$3	$34,379	$60,521	$3,507	$3	$280	$31,337
Ratio of operating expenses (excluding waiver of performance participation allocation, performance participation allocation and waiver of management fee) to weighted average net assets(3)	1.63%	6.49%	5.70%	3.07%	3.72%	5.47%	5.75%	0.31%	(0.50)%
Ratio of waiver of management fee to weighted average net assets(3)	(0.26)%	(0.26)%	0.00%	(0.29)%	(0.17)%	(0.32)%	0.00%	(0.24)%	0.00%
Ratio of performance participation allocation to weighted average net assets(3)	1.07%	1.10%	0.62%	1.00%	1.21%	1.31%	0.74%	1.34%	0.00%

	As of and For the Nine Months Ended June 30, 2026
	Class A-I	Class A-S	Class A-N (4)	Class A-D	Class I	Class S	Class N (4)	Class D	Class E
Ratio of waiver of performance participation allocation to weighted average net assets(3)	(0.13)%	(0.13)%	0.00%	(0.14)%	(0.10)%	(0.17)%	0.00%	(0.12)%	0.00%
Ratio of operating expenses (including waiver of performance participation allocation, performance participation allocation and waiver of management fee) to weighted average net assets(3)	2.31%	7.20%	6.32%	3.64%	4.66%	6.29%	6.49%	1.29%	(0.50)%
Ratio of net investment income (loss) to weighted average net assets(3)	3.13%	(1.60)%	0.04%	1.81%	0.66%	(0.63)%	(0.17)%	3.91%	5.89%

	As of and For the period from December 6, 2024 (commencement of operations) to June 30, 2025(5)
	Class A-I	Class A-S	Class E
Per unit data:
Net asset value at beginning of period	$25.00	$25.00	$25.00
Net investment loss for period(1)	(1.38)	(1.38)	(1.38)
Net realized and unrealized gains(1)	0.50	0.50	0.50
Net decrease in net assets from operations	(0.88)	(0.88)	(0.88)
Servicing fee(1)	—	(0.80)	—
Total decrease in net assets	(0.88)	(1.68)	(0.88)
Net asset value at the end of period	$24.12	$23.32	$24.12
Total return based on net asset value before performance participation allocation(2)	(3.52)%	(6.72)%	(3.52)%
Performance participation allocation	0.00%	0.00%	0.00%
Total return based on net asset value after performance participation allocation(2)	(3.52)%	(6.72)%	(3.52)%
Units outstanding, end of period	2,719	1,952	1,100
Ratio / Supplemental Data:
Net assets at end of period	$65,588	$45,517	$26,535
Ratio of operating expenses (excluding waiver of performance participation allocation, performance participation allocation and waiver of management fee) to weighted average net assets(3)	14.39%	18.34%	14.28%
Ratio of waiver of management fee to weighted average net assets(3)	(0.11)%	(0.11)%	0.00%
Ratio of performance participation allocation to weighted average net assets(3)	0.10%	0.09%	0.00%
Ratio of waiver of performance participation allocation to weighted average net assets(3)	(0.10)%	(0.09)%	0.00%
Ratio of operating expenses (including waiver of performance participation allocation, performance participation allocation and waiver of management fee) to weighted average net assets(3)	14.28%	18.23%	14.28%
Ratio of net investment income (loss) to weighted average net assets(3)	(6.39)%	(10.08)%	(6.39)%
____________________________________

(1)Weighted average basic per unit data.

(2)For the nine months ended June 30, 2026 and for the period from December 6, 2024 (commencement of operations) to June 30, 2025, the total return based on NAV equaled the change in NAV during the applicable period plus distributions declared and payable divided by the beginning NAV for the period. The Fund’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is not annualized.

(3)The ratios reflect an annualized amount for all income, expenses and the corresponding waivers other than organizational expenses, offering expenses, waiver of performance participation allocation, performance participation allocation, income tax expense and waiver of management fee.

(4)The date of the first sale of Class A-N Units and Class N Units was March 1, 2026.

(5)As of and for the period from December 6, 2024 (commencement of operations) to June 30, 2025, the Fund had issued Class A-I Units, Class A-S Units and Class E Units. No units of any other classes had been issued.

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

Effective July 1, 2026, the Fund issued approximately 1,062 Units as part of its continuous Private Offering for aggregate consideration of $30,100. The following table details the Units issued:

Unit Class	Number of Units Issued	Aggregate Consideration
Class A-I	338	$9,618
Class A-S	596	16,825
Class I	123	3,507
Class S	5	150
Total	1,062	$30,100

The Fund received $30,570 of aggregate consideration relating to the issuance of Class A-I Units, Class A-S Units and Class I Units for subscriptions effective August 1, 2026.

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

•ongoing conflicts in the Middle East and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

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

Ares SME O TE LP is a Delaware series limited partnership consisting of four series, Ares SME O TE LP - Series 1, Ares SME O TE LP - Series 2, Ares SME O TE LP - Series 3 and Ares SME O TE LP − Series 4 (the “Feeder”), and invests all or substantially all of its investable assets indirectly in us through Ares SME O CYM Series 1 LP, Ares SME O CYM Series 2 LP, Ares SME O CYM Series 3 LP and Ares SME O CYM Series 4 LP, respectively, all Cayman Islands exempted limited partnerships (the “Offshore Blockers”). The Feeder and its applicable series were established for certain investors with particular tax characteristics, such as tax-exempt unitholders and certain non-U.S. unitholders.

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

MACROECONOMIC ENVIRONMENT

The period ended June 30, 2026 saw continued uncertainty across broader markets driven by persistent inflation, elevated interest rate expectations, geopolitical developments and concerns around AI-driven disruption. Importantly, periods of market dislocation can create increased investment opportunities within sports, media, and entertainment. This increase is fueled by strong fundamentals that exhibit low correlation to broader market dynamics, including rising demand for live, unscripted content and structural shifts, such as the centralization of media rights at the league level, that have created longer-dated, more predictable revenue streams. Further, the sector remains significantly undercapitalized, driving demand for flexible capital solutions to support future growth. These factors are expected to continue to result in increased activity and investment opportunities in the future.

PERFORMANCE SUMMARY

The following table lists the performance across all classes of Units for the three months, nine months and inception to date ended June 30, 2026.

Unit Class	Inception Date	Quarter To Date Total Return	Year To Date Total Return	Inception To Date Total Return(1)
Class A-S	June 1, 2025	1.00%	6.65%	12.87%
Class A-N	March 1, 2026	1.05%	4.67%	4.67%
Class A-D	September 1, 2025	1.16%	7.13%	11.05%
Class A-I	June 1, 2025	1.22%	7.33%	13.91%
Class E	June 1, 2025	1.71%	8.86%	15.53%
Class S	July 1, 2025	1.01%	6.52%	11.39%
Class N	March 1, 2026	1.07%	4.55%	4.55%
Class D	September 1, 2025	1.20%	7.02%	10.92%
Class I	July 1, 2025	1.12%	7.07%	12.20%

_______________________________________________________________________________

(1)Returns shown reflect the percentage change in the transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. We did not declare or pay any distributions from inception through June 30, 2026. Returns shown are reflective of each class of Units and not of an individual investor. We believe total return is a useful measure of overall investment performance of our Units.

INVESTMENT PORTFOLIO

As of June 30, 2026, we had 35 portfolio companies with a total fair value of approximately $599 million in Targeted SME Investments, as well as an additional 133 investments in Liquid Debt and Other Securities with a total fair value of approximately $256 million.

The tables below present the diversification of our portfolio companies by asset class, industry and geography as of June 30, 2026, based on the fair value of Targeted SME Investments. Percentages reflect a pro forma presentation of our investments as of June 30, 2026, inclusive of any transactions which were consummated after such date but funded by us on or before June 30, 2026.

As of June 30, 2026
Asset Class
First lien senior secured loan	26%
First lien senior secured revolving loan	1
First lien senior secured delayed draw loan	1
Second lien senior secured loan	1
Preferred equity	20
Common equity	47
Limited partnership interests	4
Total	100%

As of June 30, 2026
Industry
Sports, Media and Entertainment	77%
Consumer Services	15
Diversified Financials	3
Commercial and Professional Services	3
Transportation	2
Total	100%

As of June 30, 2026
Geographic Region
North America	92%
Europe	8
Total	100%

KEY COMPONENTS OF RESULTS OF OPERATIONS

Revenues

We generate revenues primarily from our investments, including Target SME Investments. To a lesser extent, we also generate revenue in the form of interest and dividend income from our investments in Liquid Debt and Other Securities which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Expenses

The Manager has advanced all of the organizational and offering expenses through June 1, 2026 (the first anniversary of the Initial Closing Date) (such date, the “Effective Date”). We expect to reimburse the Manager for all such advanced expenses ratably over a 60-month period following the Effective Date.

All investment professionals and staff of the Manager, when and to the extent engaged in providing investment management services to us, and the compensation and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Manager. Under the management agreement, we bear all other allocable costs and expenses of our operations and transactions. See Note 3 to our consolidated financial statements for the three and nine months ended June 30, 2026 for more information on fees and expenses.

RESULTS OF OPERATIONS

We commenced our investment operations on December 6, 2024. On June 1, 2025, we initially accepted subscriptions for Units by third-party investors.

For the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025

Operating results for the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025 were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
(in thousands)	2026	2025	2026	2025
Total investment income	$10,823	$517	$27,817	$902
Total expenses, net of waiver of performance participation allocation and management fee	5,697	5,514	16,093	8,865
Net investment income (loss)	5,126	(4,997)	11,724	(7,963)
Net realized gains (losses) on investments and foreign currency	402	(723)	4,892	(802)
Net unrealized gains on investments, foreign currency and derivative contracts	2,872	2,133	28,046	3,700
Net increase (decrease) in net assets resulting from operations	$8,400	$(3,587)	$44,662	$(5,065)

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income

For the three and nine months ended June 30, 2026, we recorded $10.8 million and $27.8 million, respectively, of total investment income primarily due to our investment portfolio which continued to grow from $108 million at December 31, 2024 to $855 million at June 30, 2026.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2026, the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025 were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the period from December 6, 2024 (commencement of operations) to June 30,
(in thousands)	2026	2025	2026	2025
Interest expense and credit facility fees	$197	$2,286	$975	$4,768
Organizational expenses	—	595	205	1,395
Offering expenses	191	1,526	684	1,526
Management fee	2,527	123	6,301	123
Performance participation allocation	1,622	105	7,047	105
Administrative and other fees	500	—	1,245	—
Other general and administrative	660	1,107	2,151	1,176
Total expenses	5,697	5,742	18,608	9,093
Waiver of management fee	—	(123)	(1,660)	(123)
Waiver of performance participation allocation	—	(105)	(855)	(105)
Total expenses, net of waiver of performance participation allocation and management fee	$5,697	$5,514	$16,093	$8,865

The Manager agreed to waive the Management Fee through December 31, 2025.

The General Partner agreed to waive the Performance Participation Allocation through December 31, 2025.

The Manager has advanced a portion of the operating expenses, which includes the organizational expenses, offering expenses, and administrative and other fees, borne by us through June 1, 2026. We expect to reimburse the Manager for such advanced expenses ratably over a 60-month reimbursement period following the Effective Date.

Administrative and other fees represent fees paid to Ares Operations for our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers and their respective staffs.

Net Realized and Unrealized Gains (Losses) on Investments, Derivative Contracts and Foreign Currency

For the three and nine months ended June 30, 2026, we recorded net realized gains on investments of $0.2 million and $4.8 million, respectively, primarily from full or partial sales of certain of our investments and also recognized net realized gains on foreign currency of $0.2 million and $0.1 million, respectively. For the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025, we recognized net realized losses on foreign currency of $0.7 million and $0.8 million, respectively.

For the three and nine months ended June 30, 2026, we recorded net unrealized gains on investments, including the net change in deferred tax liabilities, of $3.7 million and $27.9 million, respectively, and also recorded $0.8 million of net unrealized losses and $0.2 million of net unrealized gains on derivative contracts and foreign currency, respectively. For the three months ended June 30, 2025 and the period from December 6, 2024 (commencement of operations) to June 30, 2025, we recorded net unrealized gains on investments of $2.1 million and $4.0 million, respectively, and also recorded approximately $0.3 million of net unrealized gains and $0.3 million of net unrealized losses on derivative contracts and foreign currency, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of our Private Offering and cash flows from operations.

As of June 30, 2026, we had $58.4 million in cash. The primary use of our cash is to purchase investments in Target SME Investments or Liquid Debt and Other Securities, funding the cost of our operations, funding redemptions under our Unit redemption program, and funding cash distributions, if any, to the holders of the Units.

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

The following table presents transactions in Units for the three and nine months ended June 30, 2026.

	For the Three Months Ended June 30, 2026		For the Nine Months Ended June 30, 2026
(in thousands)	Units	Amount	Units	Amount
Class A-I
Subscriptions(1)	673	$19,075	4,080	$110,514
Redeemed units, net of early redemption deduction	(12)	$(355)	(12)	(355)
Net increase	661	$18,720	4,068	$110,159
Class A-S
Subscriptions(1)	1,602	$45,131	9,772	$263,154
Redeemed units, net of early redemption deduction	(2)	(262)	(3)	(287)
Net increase	1,600	$44,869	9,769	$262,867
Class A-N(2)
Subscriptions(1)	—	$—	3	$79
Redeemed units, net of early redemption deduction	(3)	(73)	(3)	(76)
Net increase (decrease)	(3)	$(73)	—	$3
Class A-D
Subscriptions(1)	238	$6,723	664	$18,053
Net increase	238	$6,723	664	$18,053
Class I
Subscriptions(1)	1,038	$29,244	1,820	$50,299
Net increase	1,038	$29,244	1,820	$50,299
Class S
Subscriptions(1)	12	$350	59	$1,601
Net increase	12	$350	59	$1,601
Class N(2)
Subscriptions(1)	—	$—	3	$79
Redeemed units, net of early redemption deduction	(3)	(73)	(3)	(76)
Net increase (decrease)	(3)	$(73)	—	$3
Class D
Subscriptions(1)	—	$—	16	$444
Redeemed units, net of early redemption deduction	(14)	(380)	(14)	(388)
Net increase (decrease)	(14)	$(380)	2	$56
Class E
Subscriptions(1)	—	$—	—	$—
Net increase	—	$—	—	$—
____________________________________

(1)See “Recent Developments” below as well as Note 12 to our consolidated financial statements for the three and nine months ended June 30, 2026 for subsequent events relating to subscription activities.

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

During the three and nine month ended June 30, 2026, 34,000 Units and 35,000 Units, respectively, were redeemed for an aggregate value, net of the Early Redemption Deduction, of $1.1 million and $1.2 million, respectively.

Debt Capital Activities

JPM Credit Facility

On March 27, 2026, ASME O Holdings I Finco LLC (“Company I”), ASME O Holdings II Finco LLC (“Company II”), and ASME O Holdings III Finco LLC (“Company III” and, together with Company I and Company II, the “Fincos”), each an indirect subsidiary of us, entered into a senior secured revolving credit facility with JPMorgan Chase Bank, N.A. (the “JPM Credit Facility”) that allowed the Fincos to borrow up to $250 million at any one time outstanding. As of June 30, 2026, the end of the reinvestment period and the stated maturity date for the JPM Credit Facility were March 27, 2029 and March 27, 2031, respectively. The interest rate charged on the JPM Credit Facility is based on Secured Overnight Financing Rate ("SOFR") plus an applicable margin between 1.50% and 3.27% per annum, depending on the type of related collateral and currency of the borrowing. The Fincos are also required to pay, among other fees, a commitment fee dependent between 0.50% and 1.50% on the aggregate amount of unused commitments under the JPM Credit Facility. As of June 30, 2026, there were no outstanding borrowings under the JPM Credit Facility and we were in compliance in all material respects with the terms of the JPM Credit Facility.

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

Contractual Obligations and Commitments

For information on contractual obligations and commitments extending beyond June 30, 2026, see Note 8 to our consolidated financial statements for the three and nine months ended June 30, 2026.

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

The following table provides details of the major components of our Transactional NAV as of June 30, 2026:

(amounts in thousands) Components of Transactional NAV	As of June 30, 2026
Investments at fair value (cost $800,350)	$855,093
Cash	57,934
Cash denominated in foreign currency (cost $289)	420
Other assets	11,035
Organizational, offering and other fund expenses payable	13,839
Other liabilities	(67,551)
Accrued servicing fees(1)	(345)
Management fee payable	(869)
Performance participation allocation payable	(1,622)
Transactional NAV	$867,934
Number of Units outstanding	30,625
_____________________________

(1)Accrued servicing fees represent the billed portion of servicing fees payable as of June 30, 2026. Servicing Fees are charged to Class A-S Units, Class A-N Units, Class A-D Units, Class S Units, Class N Units and Class D Units. Servicing Fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. In accordance with U.S. GAAP, our cost of unitholder Servicing Fees are accrued for the estimated life of the Units at the time the Class A-S Units, Class A-N Units, Class A-D Units, Class S Units, Class N Units and Class D Units are issued.

The following table provides details of our Transactional NAV and the Transactional NAV per Unit by class as of June 30, 2026 (amounts in thousands except per Unit amounts):

Class	Transactional NAV	Number of Outstanding Units	Transactional NAV per Unit
Class A-I	$253,504	8,901	$28.48
Class A-S	481,385	17,059	$28.22
Class A-N	4	—	$28.42
Class A-D	35,519	1,250	$28.42
Class I	61,581	2,168	$28.41
Class S	3,762	133	$28.20
Class N	4	—	$28.38
Class D	289	10	$28.39
Class E	31,886	1,104	$28.88
Total	$867,934	30,625

Reconciliation of U.S. GAAP NAV to Transactional NAV

The following table reconciles our U.S. GAAP NAV to our Transactional NAV as of June 30, 2026:

(dollar amounts in thousands)	June 30, 2026
U.S. GAAP NAV	$827,947
Adjustments
Organizational, offering and other fund expenses(1)	14,942
Estimated servicing fees(2)	25,045
Transactional NAV	$867,934
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

RECENT DEVELOPMENTS

Effective July 1, 2026, we issued approximately 1,062 Units as part of our continuous Private Offering for aggregate consideration of approximately $30.1 million. The following table details the Units issued (amounts in thousands):

Class	Number of Units Issued	Aggregate Consideration
Class A-I	338	$9,618
Class A-S	596	16,825
Class I	123	3,507
Class S	5	150
Total	1,062	$30,100

We received approximately $30.6 million of aggregate consideration relating to the issuance of Class A-I Units, Class A-S Units and Class I Units for subscriptions effective August 1, 2026.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements relies on estimates and assumptions that impact our financial position and results of operations. Please refer to Notes 2 and 4 to our consolidated financial statements for the three and nine months ended June 30, 2026.

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

When the Manager determines our transactional net asset value (“Transactional NAV”), which is the price at which transactions in the Units are made, calculated in accordance with the Manager’s valuation policy, as of the last day of a month that is not also the last day of a calendar quarter, the Manager updates the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Manager will generally value such assets at the most recent quarterly valuation unless the Manager determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Manager determines such a change has occurred with respect to one or more investments, the Manager will determine whether to update the value for each relevant investment. See Note 4 to our consolidated financial statements for the nine months ended June 30, 2026 for more information on our investment valuation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in fair values, interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Item 1A. Risk Factors—Risk Factors Relating to the Fund’s Assets—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on the Fund’s business, financial condition and results of operations”, “Item 1A. Risk Factors—Risks Relating to General Commercial Risks—Economic recessions, downturns or terrorist activities could impair the Fund’s Portfolio Companies and harm the Fund’s operating results” and “Item 1A. Risk Factors—Risks Relating to General Commercial Risks—Inflation may adversely affect the business, results of operations and financial condition of the Fund’s Portfolio Companies” in our Registration Statement.

Investment Valuation Risk

Investments in our portfolio that do not have a readily available market value are valued at fair value as determined in good faith by the Manager based on, among other things, the input of our IVPs that have been engaged to support the valuation of each portfolio investment without a readily available market quotation monthly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we had recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the three and nine months ended June 30, 2026 for more information relating to our investment valuation.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Refer to Item 3.02 in our Current Reports on Form 8-K filed with the SEC on April 21, 2026, May 22, 2026 and June 25, 2026, for information about unregistered sales of our equity securities during the quarter ended June 30, 2026. All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.

Unit Redemption Program

The Unit Redemption Program commenced beginning the first calendar quarter of 2026. The following table presents the redemptions of Units completed during the three months ended June 30, 2026 (amounts in thousands except per Unit amounts):

Redemption Period (1)	Total Number of Units Redeemed (All Classes)	Average Price Paid Per Unit (All Classes) (2)	Total Number of Units Redeemed as Part of Publicly Announced Program (All Classes)	Maximum Number of Units That May Yet Be Redeemed Under the Program (All Classes) (3)
April 1, 2026 - June 30, 2026	14	$28.44	14	—
____________________________________

(1)Redemptions were effective as of June 30, 2026.

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

ARES SPORTS, MEDIA AND ENTERTAINMENT OPPORTUNITIES LP

Date: August 14, 2026	By:	/s/ MARK AFFOLTER
Mark Affolter Chief Executive Officer

Date: August 14, 2026	By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer

Date: August 14, 2026	By:	/s/ PAUL CHO
Paul Cho Co-Chief Accounting Officer

Date: August 14, 2026	By:	/s/ KIMBERLY ZACCAGNINO
Kimberly Zaccagnino Co-Chief Accounting Officer